Form 10-Q
period 1999-02-28
GENESIS MICROCHIP INC
filed 1999-04-14
CIK 1053782

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                    FORM 10-Q

                                   (MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

                             COMMISSION FILE NUMBER:

                            ------------------------

                         GENESIS MICROCHIP INCORPORATED
             (Exact name of registrant as specified in its charter)

NOVA SCOTIA, CANADA                                                  N/A
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

200 TOWN CENTRE BOULEVARD, SUITE 400,
MARKHAM, ONTARIO, CANADA                                                L3R 8G5
(Address of principal executive offices)                              (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (905) 470-2742

       Former name, former address and former fiscal year if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

There were 14,439,249 shares of the registrant's common shares issued and outstanding as of February 28, 1999.

                         GENESIS MICROCHIP INCORPORATED
                                    FORM 10-Q
                       NINE MONTHS ENDED FEBRUARY 28, 1999

                                      INDEX

ITEM NUMBER                                                                             PAGE
Part I:   Financial Information
          Item 1.  Financial Statements
                   Condensed Consolidated Balance Sheets at May 31, 1998
                   and February 28, 1999........................................        [3]
                   Condensed Consolidated Statements of Operations for the
                   three months and nine months ended
                   February 28, 1998 and 1999...................................        [4]
                   Condensed Consolidated Statements of Cash Flows for the nine
                   months ended February 28, 1998 and 1999......                        [5]
                   Notes To Condensed Consolidated Financial Statements.........        [6]
          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations....................................        [7-15]

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk...        [15]

Part II:  Other Information
          Item 1.  Legal Proceedings............................................        *
          Item 2.  Changes in Securities........................................        *
          Item 3.  Defaults Upon Senior Securities..............................        *
          Item 4.  Submission of Matters to a Vote of Security Holders..........        *
          Item 5.  Other Information............................................        *
          Item 6.  Exhibits and Reports on Form 8-K.............................        [16]
                       Exhibit 27 Financial Data Schedule
Signatures......................................................................        [16]

   ---------------

 * No information provided due to inapplicability of item.

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                         GENESIS MICROCHIP INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS)


                                                                  MAY 31,         FEBRUARY 28,
                                                                   1998              1999
                                                                 --------        -------------
                                                                                  (UNAUDITED)
                     ASSETS
Current assets:
    Cash and cash equivalents                                    $ 35,904          $ 36,096
    Accounts receivable trade, net of allowance for                 2,523             7,261
     doubtful accounts of $90 at May 31, 1998 and February
     28, 1999
    Employee loan receivable                                           69                --
    Investment tax credits receivable                               1,735             1,504
    Inventory                                                       3,278             7,482
    Other current assets                                              135               990
                                                                 --------          --------
       Total current assets                                        43,644            53,333
Capital assets                                                      2,080             2,657
Deferred income taxes                                               1,642             1,642
Other                                                                  80                80
                                                                 --------          --------
          Total assets                                           $ 47,446          $ 57,712
                                                                 ========          ========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                             $  1,498          $  2,040
    Accrued liabilities                                             1,045             1,880
    Current portion of loan payable                                    97               130
                                                                 --------          --------
       Total current liabilities                                    2,640             4,050
Long-term liability:
    Loan payable                                                      655               597
                                                                 --------          --------
      Total liabilities                                             3,295             4,647
                                                                 --------          --------
Shareholders' equity:
   Special shares:
   Authorized - 1,000,000,000 shares without
    par value
   Issued and outstanding--no shares at May 31, 1998 and
    February 28, 1999                                                  --                --
   Common shares:
   Authorized - 1,000,000,000 shares without par value
   Issued and outstanding - 13,808,132 shares at May 31,
   1998 and 14,439,249 shares at February 28, 1999                 59,619            61,397
    Share purchase loans receivable                                  (124)               --
    Cumulative other comprehensive income (loss)                      (94)              (94)
    Deferred compensation                                            (169)             (113)
    Deficit                                                       (15,081)           (8,125)
                                                                 --------          --------
      Total shareholders' equity                                   44,151            53,065
                                                                 --------          --------
          Total liabilities and shareholders' equity             $ 47,446          $ 57,712
                                                                 ========          ========


See accompanying notes to condensed consolidated financial statements.

                         GENESIS MICROCHIP INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     (DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        FEBRUARY 28,                    FEBRUARY 28,
                                                   1998            1999            1998            1999
                                                  -------         -------         -------         -------
Revenues:
      Products                                    $ 4,439         $11,125         $ 9,440         $25,078
      Design services and other                       337             404             766           1,363
                                                  -------         -------         -------         -------
           Total revenues                           4,776          11,529          10,206          26,441
Cost of revenues                                    1,402           4,892           2,936          10,654
                                                  -------         -------         -------         -------
Gross profit                                        3,374           6,637           7,270          15,787
Operating expenses:
      Research and development                      1,069           1,524           2,522           4,008
      Selling, general and administrative           1,258           2,648           3,451           6,232
                                                  -------         -------         -------         -------
           Total operating expenses                 2,327           4,172           5,973          10,240
                                                  -------         -------         -------         -------
Income from operations                              1,047           2,465           1,297           5,547
Interest income                                        60             457             188           1,409
                                                  -------         -------         -------         -------
Income before income taxes                          1,107           2,922           1,485           6,956
Provision for income taxes                             --              --              --              --
                                                  -------         -------         -------         -------
Net income                                        $ 1,107         $ 2,922         $ 1,485         $ 6,956
                                                  =======         =======         =======         =======

Earnings per share:
      Basic                                       $  0.13         $  0.21         $  0.18         $  0.49
      Diluted                                     $  0.10         $  0.19         $  0.13         $  0.46

Weighted average number of common
   shares outstanding (in thousands):
      Basic                                         8,800          14,297           8,168          14,131
      Diluted                                      11,600          15,453          11,367          15,040


See accompanying notes to condensed consolidated financial statements.

                         GENESIS MICROCHIP INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                              FEBRUARY 28,
                                                                         1998              1999
                                                                       --------          --------
Cash flows from operating activities:
      Net income                                                       $  1,485          $  6,956
      Adjustments to reconcile net income to cash used in
      operating activities:
        Amortization                                                        449               696
        Non-cash compensation expense related to stock options              276                56
        Inventory provision                                                 154                --
        Change in operating assets and liabilities:
          Accounts receivable trade                                      (1,608)           (4,748)
          Investment tax credits receivable                                  (8)              138
          Inventory                                                      (1,236)           (4,226)
          Other current assets                                             (102)             (787)
          Accounts payable                                                  986               557
          Accrued liabilities                                               421               888
                                                                       --------          --------
                  Net cash from (used in) operating activities              817              (470)
                                                                       --------          --------
Cash flows from investing activities:
      Additions to capital assets                                          (762)           (1,272)
                                                                       --------          --------
                  Cash used in investing activities                        (762)           (1,272)
                                                                       --------          --------
Cash flows from financing activities:
      Proceeds from issue of common shares, net of issue costs           28,102             1,778
      Repayment (issuance) of share purchase loans                          (94)              119
                                                                       --------          --------
                  Net cash from financing activities                     28,008             1,897
                                                                       --------          --------
Effect of currency translation on cash balances                            (126)               37
                                                                       --------          --------
Increase in cash and cash equivalents                                    27,937               192
Cash and cash equivalents, beginning of period                            3,687            35,904
                                                                       --------          --------
Cash and cash equivalents, end of period                               $ 31,624          $ 36,096
                                                                       ========          ========


See accompanying notes to condensed consolidated financial statements.

                         GENESIS MICROCHIP INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by Genesis Microchip Incorporated according to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Consequently, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended May 31, 1998 included in Genesis' 20-F filing with the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, that are necessary for fair presentation of the results for the interim periods presented. The results of operations for the nine months ended February 28, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

2. EARNINGS PER SHARE

Earnings per share are presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings per common share are computed by dividing the net income for the period available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share give effect to all potential common shares issuable during the period. The weighted average number of diluted shares outstanding is calculated by assuming that any proceeds from potential common shares are used to repurchase common shares at the average share price in the period.

Per share information calculated on this basis is as follows (in thousands, except per share amounts):

                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  FEBRUARY 28,                   FEBRUARY 28,
                                                              1998            1999            1998            1999
                                                            -------         -------         -------         -------
Numerator-
      Net income                                            $ 1,107         $ 2,922         $ 1,485         $ 6,956
                                                            =======         =======         =======         =======

Denominator for basic earnings per share -
      Weighted average common shares
       outstanding                                            8,800          14,297           8,168          14,131
                                                            =======         =======         =======         =======
Basic earnings per share                                    $  0.13         $  0.21         $  0.18         $  0.49
                                                            =======         =======         =======         =======
Denominator for diluted earnings per share
      Weighted average common shares
       outstanding                                            8,800          14,297           8,168          14,131
      Stock options and warrants                              2,800           1,156           3,199             909
                                                            -------         -------         -------         -------
Shares used in computing diluted earnings per share          11,600          15,453          11,367          15,040
                                                            =======         =======         =======         =======
Diluted earnings per share                                  $  0.10         $  0.19         $  0.13         $  0.46
                                                            =======         =======         =======         =======

3. COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," or SFAS 130. SFAS 130 establishes standards for the reporting and disclosure of comprehensive income and its components in financial statements. Components of comprehensive income or loss include net income or loss and all other changes in other non-owner changes in equity such as the change in the cumulative translation adjustment. Initial application of SFAS 130 is required for interim periods of fiscal years that begin after December 15, 1997, although interim period disclosure is limited to reporting a total for comprehensive income. In accordance with SFAS 130, total comprehensive income (loss) is $1,107,000 for the three months ended February 28, 1998, $2,922,000 for the three months ended February 28, 1999, $1,345,000 for the nine months ended February 28, 1998 and $6,956,000 for the nine months ended

February 28, 1999. Genesis' total comprehensive income represents net income plus the change in the cumulative translation equity account for the periods presented.

4. RECENT ACCOUNTING PRONOUNCEMENTS

 In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information," or SFAS 131. SFAS 131 requires publicly held companies to report financial and other information about key revenue-producing segments of the entity for which such information in available and is used by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. The impact of adopting SFAS 131, which is effective for Genesis' 1999 fiscal year, has not been determined.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," or SFAS 133. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The impact of adopting SFAS 133, which is effective for Genesis' 2001 fiscal year, has not been determined.

5. SUBSEQUENT EVENT

On January 22, 1999, Genesis signed a definitive agreement to merge with Paradise Electronics, Inc. Under the terms of the merger 4,500,000 common shares of Genesis will be exchanged for all of the outstanding capital stock, options and warrants of Paradise. Genesis expects that the merger will be accounted for as a pooling of interests after it closes. This transaction had not closed as of February 28, 1999.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This 10-Q contains numerous statements of a forward-looking nature relating to potential future events or financial performance of Genesis. Genesis' actual future results may differ significantly from those forward-looking statements. You should consider the various factors identified under the caption, "Factors that may affect future operating results," in evaluating those statements.

OVERVIEW

Genesis designs, develops and markets integrated circuits, or chips, that process digital video and graphic images. These chips translate source video, graphics and digital images in order to be able to show them on various display systems, such as flat panel computer monitors or digital televisions. Genesis does not manufacture its chip, and instead procures them from third party manufacturers, such as IBM Corporation and United Semiconductor Corporation.

Applications for Genesis' products include:

-    flat panel computer monitors,

-    digital projection systems,

- advanced image processing markets such as video editing, medical and security systems, and

- emerging consumer electronics applications, such as digital television and DVD.

 RESULTS OF OPERATIONS

The following table shows unaudited statement of operations data for the three-month and nine-month periods ended February 28, 1998 and 1999, expressed as a percentage of total revenues:

                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        FEBRUARY 28,                   FEBRUARY 28,
                                                    1998            1999            1998            1999
                                                  ------          ------          ------          ------
Total revenues                                     100.0%          100.0%          100.0%          100.0%
Cost of revenues                                    29.4%           42.4%           28.8%           40.3%
                                                  ------          ------          ------          ------
Gross profit                                        70.6%           57.6%           71.2%           59.7%
                                                  ------          ------          ------          ------

Operating expenses:
      Research and development                      22.4%           13.2%           24.7%           15.2%
      Selling, general and administrative           26.3%           23.0%           33.8%           23.6%
                                                  ------          ------          ------          ------
           Total operating expenses                 48.7%           36.2%           58.5%           38.8%
                                                  ------          ------          ------          ------
Income from operations                              21.9%           21.4%           12.7%           20.9%
Interest income                                      1.3%            4.0%            1.8%            5.3%
                                                  ------          ------          ------          ------
Income before income taxes                          23.2%           25.4%           14.5%           26.2%
Provision for income taxes                           0.0%            0.0%            0.0%            0.0%
                                                  ------          ------          ------          ------
Net income                                          23.2%           25.4%           14.5%           26.2%
                                                  ======          ======          ======          ======


TOTAL REVENUES. Total revenues for the nine months ended February 28, 1999 increased to $26.4 million from $10.2 million in the same period of 1998, an increase of 159.1%. For the three months ended February 28, 1999, total revenues increased by 141.4% to $11.5 million from $4.8 million in the three months ended February 28, 1998. The increases in total revenues primarily result from increased demand for Genesis' products in the flat panel computer monitor market.

Revenues from the flat panel monitor market segment increased to $16.2 million or 61.2% of total revenues in the nine months ended February 28, 1999 from $3.1 million or 30.0% of total revenues in the nine months ended February 28, 1998. For the three months ended February 28, 1999, revenues from this segment increased to $7.4 million or 64% of total revenues from $1.4 million or 29% of total revenues in the three months ended February 28, 1998. These increases were a result of both increasing share in that market as well as overall growth of the market segment. As the share of any market increases, the ability to grow in that market segment will be limited by the overall growth rate of the market segment.

The overall growth of the flat panel monitor market segment has been positively impacted by significant reductions in retail selling prices of the end products, which have declined from approximately $2,500 in early calendar 1998 to under $1,000 in early calendar 1999. This decline was primarily as a result of reductions in the cost of LCD panels, caused by improved manufacturing yields for the panels and by the devaluation of certain currencies in the countries, principally in Asia, where LCD panels are manufactured. It is unlikely that this rate of decline in retail selling prices will continue. There have been reports of a lack of current capacity to manufacture a sufficient number of LCD panels to meet the demand for flat panel computer monitors. A lack of supply of LCD panels could reduce the rate of growth of the flat panel monitor market by limiting product availability, or by causing the retail price of flat panel monitors to increase such that demand would be reduced.

Genesis began shipping resale products called analog to digital converters, or ADC's, in fiscal 1999. These products were sold to flat panel monitor customers who had difficulty in purchasing them directly from the manufacturer. Genesis arranged to procure and supply these ADC's for its customers in order to assist them into production so that they would also purchase Genesis' proprietary parts. Genesis intends to discontinue the sales of these ADC's. For the nine months ended February 28, 1999, total revenue from sales of ADC's was $610,000. Genesis has also indicated that several other proprietary products will be discontinued. These discontinued proprietary products are being replaced by new proprietary products, and no material impact on revenues is expected as a result of this replacement.

Revenues from Genesis' second largest market segment, the projection systems market, decreased to $5.5 million or 21.0% of total revenues in the nine months ended February 28, 1999, from $5.7 million or 55.4% of total revenues in the nine months ended February 28, 1998. For the three months ended February 28, 1999, revenues from this segment were $2.5 million or 22% of total revenues, compared with $2.7 million or 57% of total revenues for the three months ended February 28, 1998. These declines were primarily a result of reduction of inventory levels in the distribution channels of Genesis' customers.

As a result of the factors described above, Genesis does not expect to sustain the past rates of revenue growth in future periods.


GROSS PROFIT. Gross profit for the nine months ended February 28, 1999 increased to $15.8 million from $7.3 million in the same period in 1998, representing 59.7% of total revenues in the 1999 period and 71.2% of total revenues in the 1998 period. For the three months ended February 28, 1999, gross profit increased to $6.6 million from $3.4 million in the same period in 1998, representing 57.6% of total revenues in the 1999 period and 70.6% of total revenues in the three months ended February 28, 1998. The decreases in gross profit percentages were attributable both to higher sales volumes coupled with lower average selling prices, and to a less favorable mix of products sold. This reduction in average selling prices accounted for a decline in the gross profit percentage of 6.4% between the comparable nine-month periods and 6.6% between the comparable three-month periods. The change in product mix accounted for a decline in the gross profit percentage of 5.1% between the comparable nine-month periods and 6.4% between the comparable three-month periods.

In the periods ended February 28, 1999, Genesis began increasing shipments of its gmFC1 product. This product has a lower gross profit percentage than Genesis' other products. Genesis also began to sell lower margin resale ADC products in the 1999 fiscal year. As a result, Genesis' overall gross profit percentage declined in the periods ended February 28, 1999. A new lower-cost product, the gmFC1A, has been introduced to replace the gmFC1. Genesis also expects to discontinue sales of the ADC products. In addition, Genesis has recently introduced a new lower-cost gmZ2 product. The gmZ2 is expected to replace the gmZ1 product. As a result of these factors, Genesis believes that overall gross margins will not continue the same rate of decline in the future.

RESEARCH AND DEVELOPMENT. Research and development expenses include costs associated with research and development personnel, development tools and prototyping costs, less investment tax credits and government assistance. Research and development expenses for the nine months ended February 28, 1999 increased to $4.0 million from $2.5 million in the same period in the previous year. These expenses represented 15.2% of total revenues in the 1999 period and 24.7% of total revenues in the 1998 period. For the three months ended February 28, 1999, research and development expenses were $1.5 million, or 13.2% of total revenues, compared with $1.1 million, or 22.4% of total revenues, for the three months ended February 28, 1998. The increase in absolute dollars in periods ended February 28, 1999 over the same periods in 1998 reflects greater personnel costs associated with an expansion in Genesis' research and development activities and increased prototype and pre-production expenses of new products. Genesis expects to continue to make substantial investments in its research and development activities and anticipates that research and development expenses will continue to increase in absolute dollars. The decline in research and development expenses as a percentage of total revenues resulted from the rate of growth in total revenues exceeding the rate of growth of research and development expenses.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist of personnel and related overhead costs for selling, marketing, customer support, finance, human resources and general management functions and of commissions paid to regional sales representatives. Selling, general and administrative expenses were $6.2 million in the nine months ended February 28, 1999 and $3.5 million in the same period in the previous year. These expenses represented 23.6% of total revenues in the 1999 period and 33.8 % of total revenues in the 1998 period. For the three months ended February 28, 1999, selling, general and administrative expenses were $2.6 million, or 23.0% of revenues, compared with $1.3 million, or 26.3% of revenues in the three months ended February 28, 1998. The dollar increases in selling, general and administrative expenses reflects increased personnel costs related to increased selling, administrative and customer support activities and to increased commissions associated with higher sales volumes. Genesis expects selling, general and administrative expenses to increase in absolute dollars due to the addition of administrative, marketing, selling and customer support personnel and due to continued expansion of Genesis' international operations. The decline in selling, general and administrative expenses as a percentage of total revenues resulted from the rate of growth in total revenues exceeding the rate of growth of selling, general and administrative expenses.

INTEREST INCOME. Interest income in the nine months ended February 28, 1999 was $1.4 million, compared with $188,000 in the same period in the previous year. Interest income for the three months ended February 29, 1999 was $457,000 compared to $60,000 in the same period in the previous year. The increase was primarily due to increases in interest income on the additional balances of cash and cash equivalents held by Genesis from its initial public offering at the end of February 1998. Future interest income will depend on the amount of funds available to invest and on future interest rates.

PROVISION FOR INCOME TAXES. There was no provision for income taxes in the periods ended February 28, 1999 or 1998 because Genesis had investment tax credits, non-capital losses or unclaimed research and development expenditures available to reduce taxes payable or taxable income.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $36.1 million at February 28, 1999. Net cash used in operations was $470,000 for the nine months ended February 28, 1999. Net cash used in operations in the nine months ended February 28, 1999 was primarily a result of cash invested in accounts receivable and inventory exceeding cash generated from the net income and from increases in accounts payable and accrued liabilities. Increases in accounts receivable and inventory are generally a result of growth in the business. Increased revenues result in a need to grant larger amounts of credit to customers and therefore to carry larger accounts receivable balances. This growth also results in a need to stock increased quantities of products to meet greater demand. Increases in accounts payable and accrued liabilities are a result of increases in operating expenses and of increased purchases of Genesis' products from manufacturers.

Net cash used in investing activities was approximately $1.3 million in the nine months ended February 28, 1999 for the purchase of capital assets. Continued expansion of Genesis' business may require higher levels of capital equipment purchases. Genesis has no significant capital spending or purchase commitments other than purchase commitments made in the ordinary course of business.

Net cash provided by financing activities was $1.9 million in the nine months ended February 28, 1999. This was primarily a result of funds received for the purchase of shares under Genesis' share purchase and stock option plans.

Genesis believes that its existing cash balances together with any cash generated from its operations will be sufficient to meet its capital requirements on a short-term basis.

Longer term, Genesis may be required to raise additional capital to fund investments in operating assets such as accounts receivable or inventory to assist in the growth of its business, or for capital assets such as land, buildings or equipment. Because Genesis does not have its own semiconductor manufacturing facility, it may be required to make deposits to secure supply in the event there is a shortage of manufacturing capacity in the future. Although Genesis currently has no plans to raise additional funds for such uses, Genesis could be required, or could elect, to seek to raise additional capital in the future.In addition, from time to time Genesis evaluates acquisitions of businesses, products or technologies that complement Genesis' business. Any such transactions, if consummated, may use a portion of Genesis' working capital or require the issuance of equity securities that may result in further dilution to Genesis' shareholders.

YEAR 2000 COMPLIANCE

Many businesses face issues relating to the inability of some computer systems to correctly recognize dates starting January 1, 2000. Genesis has evaluated its products and believes that they will function in the year 2000. Although Genesis' management does not expect year 2000 compliance to have a material impact on its business or future results of operations, Genesis cannot assure you that there will not be interruptions of operations or other limitations of system functionality. Genesis cannot be sure that it will not incur significant costs to avoid such interruptions or limitations. In addition, Genesis currently does not have complete information about the year 2000 compliance status of all of its suppliers and customers. In the event that any of Genesis' significant suppliers or customers do not successfully achieve year 2000 compliance, Genesis' financial condition or results of operations could be adversely affected.

Genesis uses a number of computer software programs, including operating systems, financial and administrative systems and other information technology, or IT systems, and a number of non-IT systems, typically embedded technologies, in its internal operations. To the extent that Genesis' IT and non-IT systems are unable to appropriately interpret the upcoming calendar year 2000, modification or replacement of such systems will be necessary. Genesis has established a committee to identify the IT and non-IT systems that are not year 2000 compliant. The committee will also review the IT and non-IT systems of Genesis' suppliers and major customers to determine whether or not their systems are year 2000 compliant. Genesis has been communicating with its suppliers and major customers regarding this issue. The committee is currently reviewing potential year 2000 issues and their impact, as well as investigating possible methods of remediation. Genesis intends to implement remediation programs by the middle of 1999 and to be fully year 2000 compliant shortly thereafter. Genesis' costs to date related to year 2000 compliance have not been material. Although the total estimated costs of remediation have not yet been determined, Genesis anticipates that any future costs will also not be material. Genesis is not yet certain as to what a reasonably likely worst case year 2000 scenario will be. This issue will be reviewed by Genesis' year 2000 committee. Consequently, Genesis has not yet established a contingency plan to handle such a scenario, although it plans to by mid-1999.

Given the information known at this time about Genesis' systems, coupled with Genesis' ongoing efforts to upgrade or replace critical business systems as necessary, it is currently anticipated that known year 2000 compliance costs will not have a material adverse impact on Genesis' business, financial condition and results of operations. Genesis is still analyzing its IT and non-IT systems, as well as those of its suppliers and major customers. Consequently, we cannot assure you that that the costs necessary to update or replace these systems or the potential systems or business interruptions that could occur will not have a material adverse effect on Genesis' business, financial condition and results of operations.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The following factors may have an impact on Genesis' business:

GENESIS SUBCONTRACTS ITS MANUFACTURING, ASSEMBLY AND TEST OPERATIONS.

Genesis does not have its own fabrication facilities, assembly or testing operations. Instead, it relies on others to fabricate, assemble and test all of its products. Genesis has its products manufactured by IBM, United Semiconductor Corporation, Chip Express Corporation and Samsung Semiconductor, Inc. No single product is purchased from more than one supplier. There are many risks associated with Genesis' dependence upon outside manufacturing, including:

-    reduced control over manufacturing and delivery schedules of products,

-    reduced control over quality assurance,

-    difficulty of management of manufacturing costs and quantities,

-    potential lack of adequate capacity during periods of excess demand, and

-    potential unauthorized use of intellectual property.

Genesis depends upon outside manufacturers to fabricate silicon wafers on which its integrated circuits are imprinted. These wafers must be of acceptable quality and in sufficient quantity and the manufacturers must deliver them to assembly and testing subcontractors on time for packaging into final products. Genesis has at times experienced delivery delays and long manufacturing lead times. Genesis can not assure you that its manufacturers will devote adequate resources to the production its products or deliver sufficient quantities of finished products on time or at an acceptable cost. The lead time necessary to establish a strategic relationship with a new manufacturing partner is considerable Genesis would be unable to readily obtain an alternative source of supply for any of its products if this proves necessary. The occurrence of these manufacturing difficulties could have a material and adverse effect on Genesis' business, financial condition and results of operations.

GENESIS FACES INTENSE COMPETITION AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY

Genesis competes with both large companies and start-up companies, including Macronix International Co., Ltd., Philips Semiconductors, a division of Philips Electronics N.V., Silicon Image, Inc., Arithmos, Inc., Pixelworks Inc., and Sage Inc. Genesis anticipates that as the markets for its products develop, its current customers may develop their own products and competition from diversified electronic and semiconductor companies will intensify. Some competitors are likely to include companies with greater financial and other resources than Genesis. Increased competition could have a material and adverse effect on Genesis' business, financial condition and results of operations by, for example, increasing pressure on its profit margins or causing it to lose customers.

GENESIS' SUCCESS WILL DEPEND ON THE GROWTH OF THE FLAT PANEL COMPUTER MONITOR MARKET AND OTHER CONSUMER ELECTRONICS MARKETS

Genesis' ability to generate increased revenues will depend on the growth of the flat panel computer monitor market. This market is at an early stage of development. Genesis' continued growth will also depend upon emerging consumer electronics markets, such as home theater, DVD, flat screen and digital television, and HDTV. The potential size of these markets and the timing of their development is uncertain and will depend in particular upon:

-    a significant reduction in the costs of products in the respective markets,

-    the availability of components required by such products, and

-    the emergence of competing technologies.

For nine months ended February 28, 1999, 61% of Genesis' revenues were derived from sales to customers in the flat panel computer monitor market. This and other potential markets may not develop as expected, which would have a material and adverse effect on Genesis' business, financial condition and results of operations.

GENESIS MUST DEVELOP NEW PRODUCTS AND ENHANCE ITS EXISTING PRODUCTS TO REACT TO RAPID TECHNOLOGICAL CHANGE

Genesis must develop new products and enhance its existing products with improved technologies to meet rapidly evolving customer requirements and industry standards. Genesis needs to design products for customers that continually require higher functionality at lower costs. This requires Genesis to continue to add features to its products and to include all of these on a single chip. The development process for these advances is lengthy and will require Genesis to accurately anticipate technological innovations and market trends. Genesis may be unable to successfully develop new products or product enhancements. Any new products or product enhancements may not be accepted in new or existing markets. If Genesis fails to develop and introduce new products or product enhancements, that failure will have a material and adverse effect on its business, financial condition and results of operations.

GENESIS' PRODUCTS MAY NOT BE ACCEPTED IN THE FLAT PANEL COMPUTER MONITOR MARKET AND OTHER CONSUMER ELECTRONICS MARKETS

Genesis' success in the flat panel computer monitor market, as well as the markets for home theater, DVD, flat panel and digital television, and HDTV will depend upon the extent to which manufacturers of those products incorporate its integrated circuits into their products. Genesis has only recently begun shipping its products in quantity to manufacturers of flat panel computer monitors, and has only recently begun shipping limited commercial quantities of products to manufacturers in some of the other developing consumer electronics markets. Genesis' ability to sell products in these markets will depend upon demand for the functionality provided by its products. For example, if, as has been proposed by some computer industry participants, the image processing functions performed by Genesis' products are incorporated within the computer rather than in the flat panel computer monitor, Genesis would be subject to direct competition from graphics integrated circuit suppliers, many of which have resources greater than those of Genesis.

The failure of Genesis' products to be accepted in the flat panel computer monitor market in particular would have a material and adverse effect on its business, financial condition and results of operations.

A LARGE PERCENTAGE OF GENESIS' REVENUES COME FROM SALES TO A SMALL NUMBER OF LARGE CUSTOMERS

The markets for Genesis' products are highly concentrated. Genesis' sales are derived from a limited number of customers. In particular, sales by Genesis to Samsung Electronics Co., Ltd. accounted for 20% of its total revenues for the nine months ended February 28, 1999. Genesis expects that a small number of customers will continue to account for a large amount of its total revenues. All of Genesis' sales are made on the basis of purchase orders rather than long-term agreements so that any customer could cease purchasing products at any time without penalty. For example, In Focus Systems, Inc., Genesis' largest customer in its second largest market segment, projection systems, ceased placing orders in May 1998 in order to reduce its inventory levels. This would have had a significant impact on the first quarter of fiscal 1999 without the offsetting growth in the flat panel computer monitor market. The decision by any large customer to decrease or cease using Genesis' products would have a material and adverse effect on its business, financial condition and results of operations.

GENESIS' BUSINESS DEPENDS ON RELATIONSHIP WITH INDUSTRY LEADERS THAT ARE NON-BINDING

Genesis works closely with industry leaders in the markets it serves to design products with improved performance, cost and functionality. Genesis typically commits significant research and development resources to such design activities. Genesis often diverts financial and personnel resources from other development projects without entering into agreements under which these industry leaders are obligated to continue the collaborative design project or to purchase the resulting products. The failure of an industry leader to complete development of a collaborative design project or to purchase the products resulting from such projects would have an immediate and serious impact on Genesis' business, financial condition and results of operations. Genesis' inability to establish such relationships in the future would, similarly, have a material and adverse effect on its business, financial condition and results of operations.

A LARGE PERCENTAGE OF GENESIS' REVENUES WILL COME FROM SALES OUTSIDE OF NORTH AMERICA WHICH CREATES ADDITIONAL BUSINESS RISKS

A large portion of Genesis' revenues will come from sales to customers outside of North America, particularly to equipment manufacturers located in Japan and other parts of Asia. For the nine months ended February 28, 1999, sales to regions outside of North America amounted to 72.3% of total revenues, compared to 46.5% in the same period in the previous year. These sales are subject to numerous risks, including:

- fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers,

-    unexpected changes in regulatory requirements,

-    longer payment periods,

-    potentially adverse tax consequences,

-    export license requirements,

-    political and economic instability, and

-    unexpected changes in diplomatic and trade relationships.

Because Genesis' sales are denominated in United States dollars, increases in the value of the United States dollar could increase the price of its products in non-U.S. markets and make its products more expensive than competitors' products that are denominated in local currencies. Some of Genesis' accounts receivable that result from sales outside of North America have been insured against loss. Insurance coverage may not be available to Genesis at commercially reasonable terms in the future, if at all.

GENESIS MAY NOT BE ABLE TO ATTRACT OR RETAIN THE KEY PERSONNEL IT NEEDS TO
SUCCEED

Competition for qualified management, engineering and technical employees is intense. As a result, employees could leave with little or no prior notice. Genesis cannot assure you that it will be able to attract and retain employees.

If Genesis is unable to attract and retain key employees, its business, financial condition and results of operations would be materially and adversely affected.

OTHER FACTORS TO CONSIDER

The following factors should also be considered:

IT MAY BE DIFFICULT FOR SHAREHOLDERS TO ENFORCE CIVIL LIABILITIES UNDER THE UNITED STATES FEDERAL SECURITIES LAWS BECAUSE GENESIS IS INCORPORATED IN CANADA

The enforcement by shareholders of civil liabilities under the federal securities laws of the United States may be adversely affected because:

-    Genesis is incorporated under the laws of Nova Scotia, Canada,


-    Some or all of its directors and officers are residents of Canada


- Some of the experts named in the registration statement are residents of Canada, and

-    A substantial portion of Genesis' assets are located outside the United
     States.


As a result, it may be difficult for holders of Genesis common shares to effect service of a legal claim within the United States upon directors and officers of Genesis or other individuals who are not residents of the United States. It may also be difficult to satisfy any judgements of courts of the United States based upon civil liabilities under the federal securities laws of the United States.

GENESIS' ANTI-TAKEOVER DEFENSE PROVISIONS MAY DETER POTENTIAL ACQUIRERS

The authorized capital of Genesis consists of 1,000,000,000 special shares issuable in one or more series and 1,000,000,000 common shares. The Genesis board of directors has the authority to issue special shares and to determine the price, designation, rights, preferences, privileges, restrictions and conditions of these shares without any further vote or action by the shareholders, including voting and dividend rights. The rights of the holders of Genesis common shares will be subject to, and may be adversely affected by, the rights of holders of any special shares that may be issued in the future. The issuance of special shares could make it more difficult for a third party to acquire a majority of the outstanding voting shares of Genesis. Genesis has no present plans to issue any special shares. Genesis has adopted a shareholder rights plan with respect to its common shares which is specifically designed to make an unsolicited, non-negotiated takeover attempt more difficult. Genesis also has a board of directors with three-year staggered terms, which may, in certain circumstances, make an unsolicited, non-negotiated takeover attempt more difficult.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Genesis carries out a significant portion of its operations in Canada. Although virtually all revenues and costs of sales are denominated in U.S. dollars, a substantial portion of Genesis' operating expenses are denominated in Canadian dollars. Accordingly, Genesis' operating results are affected by changes in the exchange rate between the Canadian and U.S. dollars. Any future strengthening of the Canadian dollar against the U.S. dollar could negatively impact Genesis' operating results by increasing its operating expenses. Genesis does not presently engage in any hedging or other transactions intended to manage the risks relating to foreign currency exchange rate fluctuations, other than natural hedges that occur as a result of holding both Canadian dollar denominated assets and Canadian dollar denominated liabilities. Genesis may in the future undertake hedging or other such transactions if management determines that it is necessary to offset exchange rate risks. To date, net exchange gains and losses on Canadian dollar denominated assets and liabilities have not been material.



PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)      EXHIBIT 27 FINANCIAL DATA SCHEDULE

b)      REPORTS ON FORM 8-K
        None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GENESIS MICROCHIP INCORPORATED

                                        By:     /s/ I. ERIC ERDMAN
                                        ------------------------------------
                                        I. Eric Erdman
                                        Vice President, Finance,
                                        Chief Financial Officer &  Secretary

                                        (Duly Authorized Officer &
                                        Principal Financial Officer)
Date:  April 14, 1999

                                INDEX TO EXHIBITS

Exhibit
Number             Description
------             -----------

27                 Financial Data Schedule