Form 10-Q
period 1999-06-30
GENESIS MICROCHIP INC
filed 1999-08-13
CIK 1053782

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               -----------------

                                   FORM 10-Q

                                  (mark one)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                      OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

                            COMMISSION FILE NUMBER:
                                   000-29592

                        GENESIS MICROCHIP INCORPORATED
            (Exact name of registrant as specified in its charter)

            NOVA SCOTIA, CANADA                         N/A
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)             Identification No.)

        165 COMMERCE VALLEY DRIVE WEST
        THORNHILL, ONTARIO, CANADA                                  L3T 7V8
        (Address of principal executive offices)                    (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (905) 889-5400

             Former name, former address and former fiscal year if
                          changed since last report.

                                Former address:
                     200 TOWN CENTRE BOULEVARD, SUITE 400
                           MARKHAM, ONTARIO, CANADA
                                    L3R 8G5

                              Former Fiscal Year:
                                    May 31

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

        There were 18,424,975 shares of the registrant's common shares issued and outstanding as of June 30, 1999.

                        GENESIS MICROCHIP INCORPORATED
                                   FORM 10-Q
                       THREE MONTHS ENDED JUNE 30, 1999

                                     Index

Item Number                                                                 Page
-----------                                                                 ----
Part I:  Financial Information
       Item 1.  Financial Statements
             Condensed Consolidated Balance Sheets at March 31, 1999
             and June 30, 1999                                                1
             Condensed Consolidated Statements of Operations for the
             three months ended June 30, 1999 and May 31, 1998                2
             Condensed Consolidated Statements of Cash Flows for
             the three months ended June 30, 1999 and May 31, 1998            3
             Notes To Condensed Consolidated Financial Statements             4
       Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        5
       Item 3.  Quantitative and Qualitative Disclosures About Market Risk    12


Part II: Other Information
       Item 1.  Legal Proceedings                                             13
       Item 2.  Changes in Securities                                         *
       Item 3.  Defaults Upon Senior Securities                               *
       Item 4.  Submission of Matters to a Vote of Security Holders           13
       Item 5.  Other Information                                             *
       Item 6.  Exhibits and Reports on Form 8-K                              13
                Exhibit 27 Financial Data Schedule                            13
Signatures                                                                    14

 * No information provided due to inapplicability of item.

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                        GENESIS MICROCHIP INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollar amounts in thousands of U.S. dollars)
                                  (unaudited)

                                    ASSETS

                                                                                      June 30,     March 31,
                                                                                    -----------  -----------
                                                                                       1999         1999
                                                                                       ----         ----
Current assets:
     Cash and cash equivalents                                                      $    42,302  $    38,479
     Accounts receivable trade, net of allowance for doubtful accounts of $141 at
    June 30, 1999 and $124 at March 31, 1999                                              9,278        9,413
     Investment tax credits recoverable                                                   1,480        1,221
     Inventory                                                                            5,733        6,963
     Other current assets                                                                   750        2,958
                                                                                    ------------------------
        Total current assets                                                             59,543       59,034
 Capital assets                                                                           5,762        3,871
 Deferred income taxes                                                                    1,830        1,830
 Other                                                                                       80           80
                                                                                    ========================
           Total assets                                                             $    67,215  $    64,815
                                                                                    =========================
                        LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Bank indebtedness                                                              $       435  $       145
     Accounts payable                                                                     3,438        2,428
     Accrued liabilities                                                                  5,240        4,865
     Current portion of loans payable                                                        96        1,465
                                                                                    ------------------------
        Total current liabilities                                                         9,209        8,903
 Long-term liability:
     Loans payable                                                                          516          504
                                                                                    ------------------------
       Total liabilities                                                                  9,725        9,407
                                                                                    ------------------------
 Shareholders' equity:

    Special shares:
    Authorized - 1,000,000,000 shares without par value
    Issued and outstanding -  no shares at June 30, 1999 and March 31, 1999                   -            -
    Common shares:
    Authorized - 1,000,000,000 shares without par value
    Issued and outstanding - 18,424,975 shares at June 30, 1999 and 18,345,093
    shares at March 31,1999                                                              69,243       68,447
     Additional paid-in capital                                                           1,293        1,293
     Cumulative other comprehensive income (loss)                                           (94)         (94)
     Deferred compensation                                                                 (313)        (326)
     Deficit                                                                            (12,639)     (13,912)
                                                                                    ------------------------
       Total shareholders' equity                                                        57,490       55,408
                                                                                    ------------------------
           Total liabilities and shareholders' equity                               $    67,215  $    64,815
                                                                                    ========================

See accompanying notes to condensed consolidated financial statements.

                        GENESIS MICROCHIP INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    (dollar amounts in thousands of U.S. dollars, except per share amounts)
                                  (unaudited)

                                                                        Three Months Ended
                                                                     -----------------------
                                                                        June 30,   May 31,
                                                                        --------   -------
                                                                          1999       1998
                                                                          ----       ----
Revenues                                                             $     16,306  $   5,770
Cost of revenues                                                            5,264      1,933
                                                                     -----------------------
Gross profit                                                               11,042      3,837

Operating expenses:
      Research and development                                              3,400      2,193
      Selling, general and administrative                                   3,273      1,830
      Merger-related costs                                                  3,455          -
                                                                     -----------------------
           Total operating expenses                                        10,128      4,023
                                                                     -----------------------
Income from operations                                                        914       (186)
Interest income                                                               417        514
                                                                     -----------------------
Income before income taxes                                                  1,331        328
Provision for income taxes                                                     58          -
                                                                     =======================
Net income                                                           $      1,273  $     328
                                                                     =======================

Earnings per share:
      Basic                                                          $       0.07  $    0.02
      Diluted                                                        $       0.06  $    0.02

Weighted average number of common shares
 outstanding (in thousands):
      Basic                                                                18,375     15,824
      Diluted                                                              19,817     18,454

See accompanying notes to condensed consolidated financial statements.

                        GENESIS MICROCHIP INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (dollar amounts in thousands of U.S. dollars)
                                  (unaudited)

                                                                        Three Months Ended
                                                                       June 30,     May 31,
                                                                         1999        1998
Cash flows from operating activities:
      Net income                                                       $    1,273  $    328
      Adjustments to reconcile net income to cash
         used in operating activities:
         Amortization                                                         686       300
         Non-cash compensation expense related to stock
           options                                                             13        19
         Inventory provision                                                  100         -
         Change in operating assets and liabilities:
           Accounts receivable trade                                          (66)     (233)
           Investment tax credits receivable                                 (233)     (293)
           Inventory                                                        1,129      (662)
           Other current assets                                             2,413       133
           Accounts payable                                                 1,009       (48)
           Accrued liabilities                                                368       208
                                                                       --------------------
                   Net cash from (used in) operating activities             6,692      (248)
                                                                       --------------------
Cash flows from investing activities:
      Additions to capital assets                                          (2,576)     (872)
                                                                       --------------------
                   Cash used in investing activities                       (2,576)     (872)
                                                                       --------------------
Cash flows from financing activities:
      Proceeds from issue of common shares, net of
         issue costs                                                          795     3,606
Proceeds (repayment) of bank indebtedness - net                               (48)      580
      Repayment of loans payable                                           (1,034)      (59)
                                                                       --------------------
                   Net cash from (used in) financing activities              (287)    4,127
                                                                       --------------------
Effect of currency translation on cash balances                                (6)       30
                                                                       --------------------
Increase in cash and cash equivalents                                       3,823     3,037
Cash and cash equivalents, beginning of period                             38,479    35,385
                                                                       --------------------
Cash and cash equivalents, end of period                               $   42,302  $ 38,422
                                                                       ====================

See accompanying notes to condensed consolidated financial statements.

                        GENESIS MICROCHIP INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Basis of presentation

We have prepared the accompanying unaudited condensed financial statements according to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Consequently, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with our financial statements and notes thereto for the year ended May 31, 1998 included in our 20-F filing with the Securities and Exchange Commission. We believe that the accompanying financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, that are necessary for fair presentation of the results for the interim periods presented. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

2.   Comparative figures

On May 28, 1999, we changed our fiscal year to March 31 from May 31, effective March 31, 1999. As a result, the unaudited condensed statements of operations and of cash flows compare the current three month period ended June 30, 1999, with the closest corresponding fiscal period of the previous year, which is the three month period ended May 31, 1998. We intend to file a transition report on Form 10-K with the Securities and Exchange Commission for the ten months ended March 31, 1999.

3.   Earnings per share

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

Per share information calculated on this basis is as follows (in thousands, except per share amounts):

                                                              Three Months Ended

                                                            June 30,       May 31,
                                                            --------       -------
                                                              1999           1998
                                                              ----           ----
Numerator:
   Net income                                               $  1,273       $    328
                                                            ========       ========
Denominator for basic earnings per share -
   Weighted average common shares outstanding                 18,375         15,824
                                                            ========       ========
Basic earnings per share                                    $   0.07       $   0.02
                                                            ========       ========
Denominator for diluted earnings per share-
   Weighted average common shares outstanding                 18,375         15,824
   Stock options and warrants                                  1,442          2,630
                                                            ========       ========
Shares used in computing diluted earnings per share           19,817         18,454
                                                            ========       ========
Diluted earnings per share                                  $   0.06       $   0.02
                                                            ========       ========

4.   Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period resulting from certain transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. There is no difference between our net income and our comprehensive income in the three months ended June 30, 1999. The difference between our net income and comprehensive income in the three months ended May 31, 1998 is from foreign currency translations.

The components of comprehensive income for the three month periods ended June 30, 1999, and May 31, 1998, are as follows (in thousands):

                                             Three Months Ended

                                             June 30,    May 31,
                                             --------    -------
                                               1999        1998
                                               ----        ----
Net income                                   $  1,273    $   328

Cumulative translation adjustment                   -          7
                                             --------    -------
Comprehensive income                         $  1,273    $   335
                                             ========    =======

5.   Recent accounting pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," or SFAS 133. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The impact of adopting SFAS 133, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, has not been determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This 10-Q contains numerous statements of a forward-looking nature relating to potential future events or our financial performance. Our actual future results may differ significantly from those forward-looking statements. You should consider the various factors identified under the caption "Factors that may affect future operating results" in evaluating those statements.

Overview

We design, develop and market integrated circuits, or chips, that process digital video and graphic images. These chips translate source video, graphics and digital images in order to be able to show them on various display systems, such as flat panel computer monitors or digital televisions. We do not manufacture our chips. We procure them from third party manufacturers, such as IBM Corporation, Taiwan Semiconductor Manufacturing Corporation and United Semiconductor Corporation.

Applications for our products include:
 .  flat panel computer monitors,
 .  digital CRT computer monitors,
 .  digital projection systems,
 .  advanced image processing applications such as video editing, medical and security systems, and
 . emerging consumer electronics applications, such as digital television and DVD.

Results of operations

The following table shows unaudited statement of operations data for the three-month periods ended June 30, 1999 and May 31, 1998, expressed as a percentage of revenues:

                                             Three Months Ended

                                             June 30,    May 31,
                                             --------    -------
                                               1999        1998
                                               ----        ----
Revenues                                      100.0%      100.0%
Cost of revenues                               32.3%       33.5%
                                             --------------------
Gross profit                                   67.7%       66.5%

Operating expenses:
    Research and development                   20.9%       38.0%
    Selling, general and administrative        20.0%       31.7%
    Merger-related costs                       21.2%        0.0%
                                             --------------------
       Total operating expenses                62.1%       69.7%
                                             --------------------
Income from operations                          5.6%       -3.2%
Interest income                                 2.6%        8.9%
                                             --------------------
Income before income taxes                      8.2%        5.7%
Provision for income taxes                      0.4%        0.0%
                                             =====================
Net income                                      7.8%        5.7%
                                             =====================

Revenues: Revenues for the three months ended June 30, 1999 increased to $16.3 million, from $5.8 million in the three month period ended May 31, 1998, an increase of 183%. The increase in revenue primarily results from increased demand for our products in the flat panel LCD computer monitor market.

Revenues from the flat panel computer monitor market increased to $11.5 million, or 70.8% of revenues, in the three months ended June 30, 1999, from $2.8 million, or 49.1% of revenues, in the three months ended May 31, 1998. This increase was a result of increasing our share in that market and overall growth of the market segment.

The overall growth of the flat panel computer monitor market has been positively impacted by significant reductions in retail selling prices of the end products, which have declined from approximately $2,500 in early calendar 1998 to about $1,000 in early calendar 1999. This decline was primarily as a result of reductions in the cost of LCD panels, caused by improved manufacturing yields for the panels and by the devaluation of currencies in the countries, principally in Asia, where LCD panels are manufactured. It is unlikely that this rate of decline in retail selling prices will continue. There have been reports of a lack of current capacity to manufacture a sufficient number of LCD panels to meet the demand for flat panel computer monitors. A lack of supply of LCD panels could reduce the rate of growth of the flat panel monitor market by limiting product availability, or by causing the retail price of flat panel monitors to increase such that demand would be reduced.

Revenue from our second largest market segment, the projection systems market, increased to $2.6 million or 15.6% of revenues in the three months ended June 30, 1999, from $2.2 million or 38.4% of revenues in the three months ended May 31, 1998. The dollar increase in revenues was primarily a result of an increase in units sold, partially offset by a reduction of average selling prices. The decline of projection systems market revenue as a percentage of revenues was a result of a faster rate of growth in the flat panel computer monitor market compared to the projection systems market.

As a result of the factors described above, we do not expect to sustain the past rates of revenue growth in future periods.

Gross Profit. Gross profit for the three months ended June 30, 1999 increased to $11.0 million from $3.8 million in the three months ended May 31, 1998. As a percentage of revenues, gross profit represented 67.7% of revenues in the 1999 period and 66.5% of revenues in the 1998 period. The increase in gross profit percentage was primarily attributable to a more favorable mix of products sold.

In the three month period ended June 30, 1999, we reduced shipments of our gmFC1 product, which is being replaced by the gmFC1A product. The gmFC1 product had a lower gross profit percentage than our other products. We also significantly reduced sales of lower-margin resale ADC products in the three months ended June 30, 1999. As a result, our overall gross profit percentage increased in the three month period ended June 30, 1999 compared to previous quarters. In addition, we recently introduced a new lower-cost gmZ2 product. The gmZ2 replaces the gmZ1 product. As a result of these factors, we believe that our overall gross margins will not continue at the same rate of decline in the future.

Research and Development. Research and development expenses include costs associated with research and development personnel, development tools and prototyping costs, less investment tax credits and government assistance. Research and development expenses for the three months ended June 30, 1999 increased to $3.4 million from $2.2 million in the comparable period in the previous year. These expenses represented 20.9% of revenues in the 1999 period and 38.0% of revenues in the 1998 period. The increase in absolute dollars in the three months ended June 30, 1999 over the three months ended May 31, 1998 reflects greater personnel costs associated with an expansion in our research and development activities and increased prototype and pre-production expenses of new products. We expect to continue to make substantial investments in our research and development activities and anticipate that research and development expenses will continue to increase in absolute dollars. The decline in research and development expenses as a percentage of revenues resulted from the rate of growth of revenues exceeding the rate of growth of research and development expenses.

Selling, General and Administrative. Selling, general and administrative expenses consist of personnel and related overhead costs for selling, marketing, customer support, finance, human resources and general management functions and of commissions paid to regional sales representatives. Selling, general and administrative expenses were $3.3 million in the three months ended June 30, 1999 and $1.8 million in the comparable period in the previous year. These expenses represented 20.0% of revenues in the 1999 period and 31.7 % of revenues in the 1998 period. The absolute dollar increases in selling, general and administrative expenses reflects increased personnel costs related to increased selling, administrative and customer support activities and to increased commissions associated with higher sales volumes. We expect selling, general and administrative expenses to increase in absolute dollars due to the addition of administrative, marketing, selling and customer support personnel and due to continued expansion of our international operations. The decline in selling, general and administrative expenses as a percentage of revenues resulted from the rate of growth in revenues exceeding the rate of growth of selling, general and administrative expenses.

Merger-related Costs. Merger-related costs of $3.5 million in the three months ended June 30, 1999 represent the costs associated with our merger with Paradise Electronics, Inc., which closed on May 28, 1999. These costs consist primarily of professional fees and the costs of printing and distributing information to shareholders.

Interest Income. Interest income in the three months ended June 30, 1999 was $417,000, compared with $514,000 in the three months ended May 31, 1998. The decrease in interest income was primarily due to a reduction of interest earned on balances of investment tax credits receivable. Future interest income will depend on the amount of funds available to invest and on future interest rates.

Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 1999, is calculated based on our expected tax rate for the entire fiscal year. There was no provision for income taxes in the three months ended May 31, 1998, because we had investment tax credits, non-capital losses or unclaimed research and development expenditures available to reduce taxes payable or taxable income. Future income taxes will depend on our effective tax rates and the distribution of taxable income between taxation jurisdictions.

Liquidity and capital resources

Cash and cash equivalents were $42.3 million at June 30, 1999. Net cash provided by operations for the three months ended June 30, 1999, was $6.7 million. Net cash provided by operations in the three months ended June 30, 1999 was primarily a result of net income, reductions in inventory levels and other assets, and increases in accounts payable and accrued liabilities.

Net cash used in investing activities was approximately $2.6 million in the three months ended June 30, 1999 for the purchase of capital assets, including costs of leasehold improvements to our new Canadian operating facilities. Continued expansion of our business may require higher levels of capital equipment purchases. We have no significant capital spending or purchase commitments other than purchase commitments made in the ordinary course of business.

Net cash used in financing activities was $287,000 in the three months ended June 30, 1999. This was primarily a result of funds received for the purchase of shares under our employee stock purchase plan and our stock option plans of $785,000, offset by our net repayment of long-term indebtedness of $1.0 million.

We believe that our existing cash balances together with any cash generated from our operations will be sufficient to meet our capital requirements on a short-term basis.

Longer term, we may need to raise additional capital to fund investments in operating assets to assist in the growth of our business, such as investments in accounts receivable or inventory, or to purchase capital assets such as land, buildings or equipment. Because we do not have our own semiconductor manufacturing facility, we may be required to make deposits to secure supply in the event there is a shortage of manufacturing capacity in the future. Although we currently have no plans to raise additional funds for such uses, we could be required, or could elect, to seek to raise additional capital in the future. In addition, from time to time we evaluate acquisitions of businesses, products or technologies that complement our business. Any such transactions, if consummated, may use a portion of our working capital or require the issuance of equity securities that may result in further dilution to our shareholders.

Year 2000 compliance

Many businesses face issues relating to the inability of some computer systems to correctly recognize dates starting January 1, 2000. We have evaluated our products and believe that they will function in the year 2000. We do not currently expect year 2000 compliance to have a material impact on our business or future results of operations, however, there could be interruptions of operations or other limitations of system functionality, and we may have to incur significant costs to avoid such interruptions or limitations. In addition, we currently do not have complete information about the year 2000 compliance status of all of our suppliers and customers. In the event that any of our significant suppliers or customers cannot successfully achieve year 2000 compliance, our business would be harmed.

We use a number of computer software programs, including operating systems, financial and administrative systems and other information technology, or IT systems, and a number of non-IT systems, typically embedded technologies, in our internal operations. To the extent that our IT and non-IT systems are unable to appropriately interpret the upcoming calendar year 2000, modification or replacement of those systems will be necessary. We have established a committee to identify the IT and non-IT systems that are not year 2000 compliant. Our committee is reviewing our IT and non-IT systems, as well as those of our suppliers and major customers to determine whether or not their systems are year 2000 compliant, and has been communicating with our suppliers and major customers regarding this issue. Our committee is currently reviewing potential year 2000 issues and their impact, as well as investigating possible methods of remediation. We have now substantially implemented remediation programs and expect to be year 2000 compliant in the fourth quarter of calendar 1999. Our costs to date related to year 2000 compliance have not been material. Although the total estimated costs of remediation have not yet been determined, we anticipate that any future costs will also not be material. We believe that a reasonably likely worst case year 2000 scenario would be limitations in the transportation of our products by third parties, either to us from our suppliers, or from us to our customers. This issue is still under review by our year 2000 committee. Our contingency plan to handle such a scenario is to hold additional inventory on our premises, in order to mitigate potential delays in receiving products from our suppliers.

Given the information known at this time about our systems, coupled with our ongoing efforts to upgrade or replace critical business systems as necessary, it is currently anticipated that known year 2000 compliance costs will not have a material adverse impact on our business, financial condition and results of operations. We are still analyzing our IT and non-IT systems, as well as those of our suppliers and major customers. Consequently, we cannot be sure that that the costs necessary to update or replace these systems or the potential systems or business interruptions that could occur will not harm our business.

Factors that may affect future operating results

The following factors may have a harmful impact on our business:

We subcontract our manufacturing, assembly and test operations.

We do not have our own fabrication facilities, assembly or testing operations. Instead, we rely on others to fabricate, assemble and test all of our products. We have our products manufactured by IBM, United Semiconductor Corporation, Taiwan Semiconductor Manufacturing Corporation and Samsung Semiconductor, Inc. No single product is purchased from more than one supplier. There are many risks associated with our dependence upon outside manufacturing, including:

     . reduced control over manufacturing and delivery schedules of products, . potential political risks in the countries where the manufacturing facilities are located,
     . reduced control over quality assurance, . difficulty of management of manufacturing costs and quantities, . potential lack of adequate capacity during periods of excess demand, and . potential unauthorized use of intellectual property.

We depend upon outside manufacturers to fabricate silicon wafers on which our integrated circuits are imprinted. These wafers must be of acceptable quality and in sufficient quantity and the manufacturers must deliver them to assembly and testing subcontractors on time for packaging into final products. We have at times experienced delivery delays and long manufacturing lead times. We cannot be sure that our manufacturers will devote adequate resources to the production of our products or deliver sufficient quantities of finished products to us on time or at an acceptable cost. The lead-time necessary to establish a strategic relationship with a new manufacturing partner is considerable. We would be unable to readily obtain an alternative source of supply for any of our products if this proves necessary. Any occurrence of these manufacturing difficulties could harm our business.

We face intense competition and may not be able to compete effectively

We compete with both large companies and start-up companies, including Macronix International Co., Ltd., Philips Semiconductors, a division of Philips Electronics N.V., Silicon Image, Inc., Arithmos, Inc., Pixelworks Inc., and Sage Inc. We anticipate that as the markets for our products develop, our current customers may develop their own products and competition from diversified electronic and semiconductor companies will intensify. Some competitors are likely to include companies with greater financial and other resources than us. Increased competition could harm our business, by, for example, increasing pressure on our profit margins or causing us to lose customers.

Our success will depend on the growth of the flat panel computer monitor market and other consumer electronics markets

Our ability to generate increased revenues will depend on the growth of the flat panel computer monitor market. This market is at an early stage of development. Our continued growth will also depend upon emerging markets for digital CRT monitors, and for consumer electronics markets, such as home theater, DVD, flat screen and digital television, and HDTV. The potential size of these markets and the timing of their development is uncertain and will depend in particular upon:

     . a significant reduction in the costs of products in the respective markets,
     . the availability of components required by such products, and . the emergence of competing technologies.

For the three months ended June 30, 1999, 70.8% of our revenues were derived from sales to customers in the flat panel computer monitor market. This and other potential markets may not develop as expected, which would harm our business.

We must develop new products and enhance our existing products to react to rapid technological change

We must develop new products and enhance our existing products with improved technologies to meet rapidly evolving customer requirements and industry standards. We need to design products for customers that continually require higher functionality at lower costs. This requires us to continue to add features to our products and to include all of these features on a single chip. The development process for these advances is lengthy and will require us to accurately anticipate technological innovations and market trends. We may be unable to successfully develop new products or product enhancements. Any new products or product enhancements may not be accepted in new or existing markets. If we fail to develop and introduce new products or product enhancements, that failure will harm our business.

Our products may not be accepted in the flat panel computer monitor market and other emerging markets

Our success in the flat panel computer monitor market, as well as the markets for digital CRTs, home theater, DVD, flat panel and digital television, and HDTV will depend upon the extent to which manufacturers of those products incorporate our integrated circuits into their products. We have only recently begun shipping our products in quantity to manufacturers of flat panel computer monitors, and have only recently begun shipping limited commercial quantities of products to manufacturers in some of the other developing consumer electronics markets. Our ability to sell products into these markets will depend upon demand for the functionality provided by our products. For example, some computer industry participants have proposed that the image processing functions performed by our products should be incorporated within the computer itself rather than in the flat panel computer monitor. If this were to occur, we would be subject to direct competition from suppliers of graphics integrated circuits, many of whom have resources greater than ours. The failure of our products to be accepted in the flat panel computer monitor market in particular would harm our business.

A large percentage of our revenues come from sales to a small number of large customers

The markets for our products are highly concentrated. Our sales are derived from a limited number of customers. Sales to our largest five customers accounted for 36.7% of our revenues for the three months ended June 30, 1999. We expect that a small number of customers will continue to account for a large amount of our revenues. All of our sales are made on the basis of purchase orders rather than long-term agreements so that any customer could cease purchasing products at any time without penalty. For example, In Focus Systems, Inc., our largest customer in our second largest market segment, projection systems, temporarily ceased placing orders in May 1998 in order to reduce its inventory levels. This would have had a significant impact on the first quarter of fiscal 1999 had there not been offsetting growth in the flat panel computer monitor market. The decision by any large customer to decrease or cease using our products would harm our business.

Our business depends on relationships with industry leaders that are non-binding

We work closely with industry leaders in the markets we serve to design products with improved performance, cost and functionality. We typically commit significant research and development resources to such design activities. We often divert financial and personnel resources from other development projects without entering into agreements obligating these industry leaders to continue the collaborative design project or to purchase the resulting products. The failure of an industry leader to complete development of a collaborative design project or to purchase the products resulting from such projects would have an immediate and serious impact on our business, financial condition and results of operations. Our inability to establish such relationships in the future would, similarly, harm our business.

A large percentage of our revenues will come from sales outside of North America, which creates additional business risks

A large portion of our revenues will come from sales to customers outside of North America, particularly to equipment manufacturers located in Japan and other parts of Asia. For the three months ended June 30, 1999, sales to regions outside of North America amounted to 80.5% of revenues, compared to 49.1 % in the comparable three month period ended May 31, 1998. These sales are subject to numerous risks, including:

     . fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers,
     . unexpected changes in regulatory requirements, . longer payment periods,
     .  potentially adverse tax consequences,
     .  export license requirements,
     . political and economic instability, and . unexpected changes in diplomatic and trade relationships.

Because our sales are denominated in United States dollars, increases in the value of the United States dollar could increase the price of our products in non-U.S. markets and make our products more expensive than competitors' products denominated in local currencies.

We may not be able to attract or retain the key personnel we need to succeed

Competition for qualified management, engineering and technical employees is intense. As a result, employees could leave with little or no prior notice. We cannot assure you that we will be able to attract and retain employees.

If we cannot attract and retain key employees, our business would be harmed

Other factors to consider

You should also consider the following factors:

It may be difficult for our shareholders to enforce civil liabilities under the United States federal securities laws because we are incorporated in Canada

The enforcement by our shareholders of civil liabilities under the federal securities laws of the United States may be adversely affected because:

     . we are incorporated under the laws of Nova Scotia, Canada, . some of our directors and officers are residents of Canada, and . substantial portions of our assets are located outside the United
        States.

As a result, it may be difficult for holders of our common shares to effect service of a legal claim within the United States upon our directors and officers or upon other individuals who are not residents of the United States. It may also be difficult to satisfy any judgements of courts of the United States based upon civil liabilities under the federal securities laws of the United States.

Our anti-takeover defense provisions may deter potential acquirers

Our authorized capital consists of 1,000,000,000 special shares issuable in one or more series and 1,000,000,000 common shares. Our board of directors has the authority to issue special shares and to determine the price, designation, rights, preferences, privileges, restrictions and conditions of these shares without any further vote or action by our shareholders, including voting and dividend rights. The rights of holders of our common shares will be subject to, and may be adversely affected by, rights of holders of any special shares that we may issue in the future. The issuance of special shares could make it more difficult for a third party to acquire a majority of our outstanding voting shares. We have no present plans to issue any special shares. We have adopted a shareholder rights plan with respect to our common shares. This plan is specifically designed to make an unsolicited, non-negotiated takeover attempt more difficult. We also have a board of directors with three-year staggered terms, which may, in certain circumstances, make an unsolicited, non-negotiated takeover attempt more difficult.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We carry out a significant portion of our operations in Canada. Although virtually all our revenues and costs of revenues are denominated in US dollars, a substantial portion of our operating expenses are denominated in Canadian dollars. Accordingly, our operating results are affected by changes in the exchange rate between the Canadian and US dollars. Any future strengthening of the Canadian dollar against the US dollar could negatively impact our operating results by increasing our operating expenses. We do not presently engage in any hedging or other transactions intended to manage the risks relating to foreign currency exchange rate fluctuations, other than natural hedges that occur as a result of holding both Canadian dollar denominated assets and Canadian dollar denominated liabilities. We may in the future undertake hedging or other such transactions if management determines that it is necessary to offset exchange rate risks. To date, net exchange gains and losses on Canadian dollar denominated assets and liabilities has not been material.

PART II:  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 30, 1998 Arithmos Inc. ("Arithmos") filed a complaint against Paradise Electronics, Inc. ("Paradise"), a wholly-owned subsidiary of the Company. Pursuant to the Settlement Agreement and Mutual General Release entered into as of June 10, 1999 by and between Arithmos and Paradise, Paradise paid Arithmos the sum of $100,000 as a settlement fee.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Special Meeting of Shareholders held on May 28, 1999, shareholders approved the issuance of the Company's common shares to stockholders of Paradise Electronics, Inc. ("Paradise"), pursuant to an agreement and plan of reorganization, among the Company, Paradise and Rainbow Acquisition Corporation ("Rainbow"), providing for the merger of Paradise and Rainbow, including the issuance of the Company's common shares pursuant to currently outstanding options, warrants and other rights to purchase Paradise common stock that will be assumed by the Company. The results of the voting from the proposal were as follows:

             For              Against             Abstained
          9,094,663            20,673               6,980

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   The following exhibits are attached hereto.

     10.1     Genesis/Northshore Licensing Agreement Buyout dated May 18, 1999.

     27.1     Financial Data Schedule

b)   Reports on Form 8-K

     Form 8-K was filed with the Securities and Exchange Commission on June 11, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GENESIS MICROCHIP INCORPORATED

                                            By: /s/ I. ERIC ERDMAN
                                            ----------------------
                                            I. Eric Erdman
                                            Chief Financial Officer & Secretary

                                            (Duly Authorized Officer &
                                            Principal Financial Officer)
Date:  August 13, 1999