Form 10-K
period 1999-03-31
GENESIS MICROCHIP INC
filed 1999-08-27
CIK 1053782

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark one)
          [ ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended .....................

                                      OR

          [X]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from June 1, 1998 to March 31, 1999


                       Commission file number: 000-29592


                        GENESIS MICROCHIP INCORPORATED
            (Exact name of registrant as specified in its charter)


       NOVA SCOTIA, CANADA                              Not applicable
    (State of incorporation)                (IRS employer identification number)


     165 COMMERCE VALLEY DRIVE WEST
       THORNHILL, ONTARIO, CANADA                        L3T 7V8
 (Address of principal executive offices)              (Zip Code)

                                (905) 889-5400
                        (Registrant's telephone number)

          Securities registered pursuant to section 12(g) of the Act:
                          Common shares, no par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of common shares held by non-affiliates at July 30, 1999 was approximately $350,368,000, based on the last reported sale price of our common shares on The Nasdaq National Market on that date of $20.625 per share. We had 18,693,788 common shares outstanding at July 30, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from our proxy statement for our annual and special general shareholders' meeting to be held on September 28, 1999.

Statement regarding forward-looking information

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. We believe that the expectations reflected in the forward-looking statements are reasonable but we cannot assure you that those expectations will prove to be correct. Important factors that could cause our actual results to differ materially from those expectations are disclosed in this report, including, without limitation, in the "Risk Factors" described in Item 7. All forward-looking statements are expressly qualified in their entirety by these factors and all related cautionary statements. We do not undertake any obligation to update any forward-looking statements.

Trademarks

Genesis with its logo(R) is our registered trademark, and AIM(TM), DICE(TM), GenScale(TM) and ImEngine(TM) are our trademarks. This report also refers to trademarks of other companies.


                                    PART I

ITEM 1.  BUSINESS:

Overview

We design, develop and market integrated circuits that process digital video and graphic images. Our integrated circuits are typically located inside a display device and process images so that they can be viewed on that display. We currently focus on digital display systems such as flat panel computer monitors, projection systems or flat panel televisions.

The transition from analog display systems, such as most televisions and computer monitors that use cathode ray tubes, to digital display systems that use a fixed matrix of pixels to represent an image, requires sophisticated digital image processing solutions. Our products solve resolution, format and frame refresh rate conversion problems while maintaining critical image information and improving perceived image quality. Our products utilize patented algorithms and integrated circuit architectures as well as advanced integrated circuit design and system design expertise.

Our image processing technologies include:

     .    shrink, which is a reduction of the number of pixels in an image,

     .    zoom, which is an increase in the number of pixels in an image,

     .    de-interlace, which is a conversion of an image's display format,

     . synchronize, which is the coordination of different pixel rates or image frame refresh rates, and

     .    warp, which is the creation of image special effects.

We began developing our image processing technologies and products in order to serve specialized markets such as medical imaging applications and avionics, where there is a requirement for high-quality images. As larger markets for display products have developed, such as projection systems and flat panel computer monitors, we have leveraged our image processing technologies and expertise to develop products targeting those markets.

We are incorporated in Canada, and operate through subsidiaries in the United States. Our business in conducted globally, with the majority of our suppliers and customers located in Japan, Korea or Taiwan.

Markets, applications and customers

Our targeted markets include the following:

 .    Flat Panel Computer Monitors. Flat panel computer monitors are increasingly replacing monitors that use cathode ray tubes. We commenced commercial shipments of our products to the flat panel computer monitor market in the fourth quarter of calendar 1997. For the ten months ended March 31, 1999 the flat panel computer monitor market represented 62% of our total revenues. Companies whose flat panel computer monitors incorporate our products include Acer Peripherals, Apple, Dell, Fujitsu, IBM, Philips, Samsung, Sony and ViewSonic.

 .    Digital Projection Systems. Our products give digital projection systems the flexibility to display a variety of images from personal computer and video sources while maintaining image quality. We have established ourselves as a principal supplier to leaders in this market. Digital projection system manufacturers using our products include Hitachi, In Focus Systems, Sharp and Texas Instruments.

 .    Advanced Image Processing. Our products continue to address imaging markets that are not necessarily cost sensitive but that require a high level of performance and image quality. These markets include aerospace, broadcasting, document management, medical imaging, scan converters, surveillance, video compression, video conferencing, video editing, video walls and workstations. Some of our customers in these markets include Avid Technology, IBM, Scitex Corporation and Silicon Graphics.

 .    Potential Electronics Markets. We intend to leverage our technologies to create products for electronics markets as they develop. These potential markets include digital CRTs, home theater, DVD, flat panel and digital television, and HDTV. We have secured a number of design wins with leading manufacturers in these markets.

Products

The following table shows our integrated circuit products at March 31, 1999:

-----------------------------------------------------------------------------------------------------
                                                                                          Production
     Applications         Product        Product Features               Markets           Release (1)
-----------------------------------------------------------------------------------------------------
GenScale Series
-----------------------------------------------------------------------------------------------------
Digital Image            gm865x1     High-quality,  single-    Aerospace, broadcast,        Q4 1995
Manipulation                         channel, real-time        document management,
(Still, Video &                      digital image shrink      medical imaging
Computer Graphics)                   and zoom
-----------------------------------------------------------------------------------------------------
Digital Image            gm833x2*    High-quality,             Surveillance, digital        Q4 1995
Manipulation (Still                  two-channel  real-time    projection systems,
Video)                               digital image shrink      video editing, video
                                     and zoom                  walls, workstations
-----------------------------------------------------------------------------------------------------
Digital Image            gm833x3*    High-quality,             Digital television, scan     Q4 1995
Manipulation (Still                  three-channel,            converters,
& Computer Graphics)                 real-time digital image   workstations, digital
                                     shrink and zoom           projection systems,
                                                               aerospace, medical
                                                               imaging

                         gm833x3F    High speed version of                                  Q1 1996
                                     gm833x3
-----------------------------------------------------------------------------------------------------
Half-Band Filter Series
-----------------------------------------------------------------------------------------------------
Digital Half-Band         gm2242     High-quality              Broadcast, video editing     Q3 1995
Filter                               single-channel, digital
                                     filter
-----------------------------------------------------------------------------------------------------
DICE Series
-----------------------------------------------------------------------------------------------------
Digital Video            gmVLD8*     High-quality, real-time   DVDs, home theater,          Q3 1996
De-Interlacing           gmVLD10*    digital video             digital television, scan     Q3 1996
                                     de-interlacer             converters, digital
                                                               projection systems,
                                                               video walls, broadcast,
                                                               video editing


Digital Video            gmVLX1A     High-quality, real-time   DVDs, digital projection     Q1 1997
De-Interlacing                       digital video             systems
                                     de-interlacer with
                                     shrink and zoom
-----------------------------------------------------------------------------------------------------
Advanced Image Manipulation Series
-----------------------------------------------------------------------------------------------------
Digital Video and          gmZ1      Integrated high-quality   Digital projection           Q3 1997
Graphics Manipulation                three channel,            systems, flat panel
                                     real-time digital image   monitors, digital
                                     zoom  and digital video   televisions, home theater
                                     de-interlacing with
                                     display synchronization
                                     capability, resolutions
                                     up to XGA

                           gmZ2      Replacement for gmZ1,                                  Q4 1998
                                     enhanced mode detect,
                                     resolutions up to XGA
                                     Replacement for gmZ1,
                           gmZ3      enhanced mode detect,                                  Q4 1998
                                     resolutions up to SXGA
-----------------------------------------------------------------------------------------------------
Frame Refresh Rate Conversion Series
-----------------------------------------------------------------------------------------------------
Digital Video and         gmFC1*     High speed DRAM based     Digital projection           Q2 1998
Graphics Frame                       frame rate converter (8   systems, flat panel
Refresh Rate                         bit) with direct          monitors, digital
Converter                            interface to the gmZ1     televisions, video
                                                               walls, home theater

                          gmFC1A     Replacement for gmFC1                                  Q1 1999
-----------------------------------------------------------------------------------------------------

(1)  Calendar quarters
* Customers have been notified that production of these parts will be discontinued

Research and development

Our research and development efforts are performed within the following three specialized groups:

 .    Algorithm Development Group: focuses on developing silicon-efficient and high-quality image processing technologies.

 .    Product Development Group: focuses on reducing our customers' time-to-
     market, achieving first-time silicon success and reducing the development time of our products, and

 .    System Engineering Group: concentrates on producing evaluation boards and manufacture-ready reference designs that facilitate the integration of our products into the products of our customers.

We work closely with industry leaders to design products with improved performance and functionality. For example, our gmZ1 product was designed in cooperation with Apple Computer and In Focus Systems.

As of March 31, 1999, we had 66 full-time employees engaged in research and development. Expenditures for research and development for the ten months ended March 31, 1999, net of investment tax credits and government assistance, were $4.8 million. For the fiscal year ended May 31, 1998 they were $3.6 million, and for the fiscal year ended May 31, 1997 they were $2.6 million.

Sales and marketing

We sell and market our products primarily through authorized regional sales representatives and through authorized distributors. Our sales and marketing personnel work closely with customers, industry leaders, sales representatives and authorized distributors to define features, performance, price and market timing of new products. In North America, Taiwan and Korea, we sell our products to customers primarily through technically trained sales representatives. In Europe and Japan, we sell our products through authorized distributors. We provide technical support and design assistance directly to our customers, regardless of the sales channels used. We focus on developing long-term customer relationships with both system manufacturers and equipment manufacturers.

We provide direct service and support to our customers through our offices in Canada and the United States. Our sales representatives in Taiwan and Korea also provide service to our customers. In addition, our distributors provide ongoing support and service functions. In particular, our Japanese distributor, Kanematsu Semiconductor Corporation, has a dedicated team, including field application engineering, focused on selling and supporting our products. We provide support through both on-site customer service and remote support from various facilities. We generally provide a one-year warranty for all of our products.

Our sales are derived from a limited number of customers, with the top five customers accounting for 51% of total revenues during the ten months ended March 31, 1999, 56% during fiscal 1998, and 35% during fiscal 1997. In particular, sales to Samsung Electronics Co., Ltd. accounted for 20% of total revenues during the ten months ended March 31, 1999.

As of March 31, 1999, our sales and marketing force totaled 33 people. This included 13 field applications engineers whose role is to assist our customers to incorporate our integrated circuits into their products.

Manufacturing

Our products are manufactured by third parties with state-of-the-art fabrication equipment and technology. This approach enables us to focus on product design and development, minimizes capital expenditures and provides us with access to advanced manufacturing facilities. Currently, our products are being fabricated, assembled and tested by IBM, USC or Samsung.

As semiconductor manufacturing technologies advance, manufacturers typically retire their older manufacturing processes in favor of newer processes. When this occurs, the manufacturer generally provides notice to its customers of its intent to discontinue a process, and its customers will either retire the affected part or design a newer version of the part which can be manufactured on the more advanced process. Consequently, our products may become unavailable from their current manufacturers if the processes on which they are produced are discontinued. This has occurred in the past year, when IBM retired its 0.8 micron manufacturing process so that parts manufactured on that process are no longer available. We must manage the transition to new parts from the older parts. We have commitments from our suppliers to provide two years notice of any discontinuance of their manufacturing processes in order to assist us in managing these types of product transitions.

None of our products are procured from more than one supplier. In the past, IBM supplied most of our products. With the recent introduction of new products such as the gmZ2 and the gmFC1A, each of which are being procured from different sources in Asia, IBM has ceased to be the dominant supplier of our products.

Intellectual property and licenses

We protect our technology through a combination of patents, copyrights, trade secret laws, trademark registrations, confidentiality procedures and licensing arrangements. We have been issued nine patents in the United States and four in Europe, each covering aspects of algorithms, design or architectures. These patents expire from 2011 to 2014. In addition, we have five patent applications pending in the United States Patent and Trademark Office, two pending Canadian patent applications, 10 pending Japanese patent applications, 10 pending Korean patent applications, three pending Taiwanese patent applications and six pending European patent applications. To supplement our proprietary technology, we license several patents from third parties.

Competition

The markets in which we operate are intensely competitive and are characterized by rapid technological change, evolving industry standards and declining average selling prices. We face competition from both large companies and start-up companies, including Macronix International Co., Ltd., Philips Semiconductors, a division of Philips Electronics NV, Silicon Image Inc., Arithmos Inc., Pixelworks Inc. and Sage Inc. We believe that the principal competitive factors in our markets are:

     .    product design and performance,

     .    price of products,

     .    functionality and features of products,

     .    time to market of products, and

     .    quality and speed of customer support provided to customers.

Backlog

Our customers typically order products by way of purchase orders that may be canceled without significant penalty. These purchase orders are subject to price negotiations and to changes in quantities of products and delivery schedules in order to reflect changes in their requirements and manufacturing availability. Large portions of our sales are made pursuant to short lead-time orders. In addition, our actual shipments depend on the manufacturing capability of our suppliers and the availability of products from those suppliers. As a result of the foregoing factors, we do not believe the backlog at any given time is a meaningful indicator of our future revenues.

Employees

As of March 31, 1999, we employed a total of 131 full-time employees, including 66 in research and development, 33 in sales and marketing, 15 in manufacturing operations and 17 in finance and administration. We employ a number of temporary and part-time employees as well as consultants on a contract basis. Our employees are not represented by a collective bargaining organization. We believe that relations with our employees are satisfactory.


ITEM 2.  PROPERTIES:

We lease our corporate headquarters, which are located in Thornhill, Ontario, Canada. We also lease a sales, marketing and customer support office in Mountain View, California. We believe that our existing facilities are adequate to meet our needs for the immediate future and that future growth can be accomplished by leasing additional or alternative space on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS:

We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

No matters were submitted to a vote of our security holders during the three months ended March 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR OUR COMMON SHARES AND RELATED SHAREHOLDER MATTERS:

Market information

Our common shares traded on the Nasdaq National Market under the symbol "GNSSF" from February 24, 1998 until February 5, 1999. They have traded under the
symbol "GNSS" since February 8, 1999.   Our shares are not listed on any other
markets or exchanges. The following table shows the high and low closing prices for our common shares as reported by the Nasdaq National Market:

                                                            High          Low
                                                            ----          ---
1998 Calendar year
First Quarter (From February 24, 1998)...............      $16.875      $12.000
Second Quarter.......................................      $14.813      $ 7.938
Third Quarter........................................      $ 9.438      $ 6.125
Fourth Quarter.......................................      $24.250      $ 8.250
1999 Calendar year
First Quarter........................................      $35.000      $22.000

As of July 30, 1999, we had approximately 410 holders of record of our common shares and a substantially greater number of beneficial owners.

Dividend policy

We have never declared or paid dividends on our common shares. We intend to retain our earnings for use in our business and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future. Our loan facility restricts our ability to pay dividends when borrowings are outstanding.

Exchange controls

Canada has no system of exchange controls. There is no law, government decree or regulation in Canada restricting the export or import of capital or affecting the payment of dividends, interest or other payments to a non-resident holder of common shares, other than withholding tax requirements.

U.S. taxation

Under the Convention between the United States of America and Canada with Respect to Taxes on Income and on Capital (the "1980 Convention") we are not subject to U.S. income tax unless we engage in a trade or business in the United States through a permanent establishment. We currently do not have direct operations in the United States. We expect to be able to conduct our business activities in a manner that will not result in our being considered to be engaged in a trade or business or to have a permanent establishment in the United States. We have U.S. subsidiaries that are engaged in a U.S. business and are therefore subject to U.S. taxation.

Taxation of dividends. For U.S. federal income tax purposes, the gross amount of any dividend paid to you, to the extent of our current or accumulated earnings and profits, will be included in your gross income and treated as foreign source dividend income. Dividends paid in excess of our earnings and profits will be applied against and will reduce your basis in our common shares and, to the extent they are in excess of your basis, will be treated as gain from the sale or exchange of our common shares. The dividend is not eligible for the dividends-received deduction available for dividends received from U.S. corporations. The amount to include in your income will be the U.S. dollar value of the payment on the date of payment regardless of whether the payment is, in fact, converted into U.S. dollars. Generally, your gain or loss, if any, resulting from currency fluctuations during the period beginning on the date any dividend is paid and ending on the date the payment is converted into U.S. dollars will be treated as ordinary income or loss.

You will have the option of claiming the amount of Canadian tax withheld at source on the distribution of dividends to you as either a deduction from your adjusted gross income or as a dollar-for-dollar credit against your U.S. federal income tax liability. If you elect to claim a credit for the Canadian tax, the election will be binding for all foreign taxes paid or accrued by you for that taxation year. You should consult with your tax advisers as to the availability of a U.S. foreign tax credit and the application of the U.S. foreign tax credit limitations to your particular situation.

Taxation of capital gains. Subject to the discussion below under the heading, "Passive Foreign Investment Company Considerations," you will be liable for U.S. federal income tax on gains related to our common shares to the same extent as any other gains from sales or disposition of shares. That is, you will recognize a taxable gain or loss on the sale, exchange or other disposition of our common shares in an amount equal to the difference between the amount realized on your sale, exchange or other disposition and your adjusted tax basis in the shares. The tax basis of your shares will equal its initial cost to you, reduced by any dividends on our common shares that you have treated as a return of capital. The gain or loss will be capital gain or loss. Capital gains of individuals derived from capital assets held for more than twelve months are eligible for reduced rates of taxation. The deductibility of capital losses is subject to limitations.

Passive foreign investment company considerations

We will be classified as a passive foreign investment company ("PFIC") for U.S. federal income tax purposes if we satisfy either of the following two tests:

     . 75% or more of our gross income is passive income, or . 50% or more of our assets by value or, if we so elect, by adjusted basis, produce or are held for the production of passive income.

We do not believe that we satisfy either of the tests for PFIC status. If we were a PFIC for any taxation year, you would be required to either:

     . pay an interest charge together with tax calculated at maximum ordinary income rates on certain "excess distributions", defined to include a gain on a sale or other disposition of our common shares, or

     . include in your taxable income certain undistributed amounts of our income, if you make a qualified electing fund election.

You should consult with your tax adviser before making a qualified electing fund election.

Canadian taxation

Canadian corporations are taxed on their worldwide income. They are subject to a Canadian federal income tax of 29%. In addition, Canadian corporations are subject to provincial income tax by each Canadian province in which they have a permanent establishment. The result is that a corporation resident in Canada will pay a combined federal and provincial rate of approximately 45%. Dividends received from foreign affiliates engaged in an active business in a treaty country such as the United States are not taxed in Canada. These dividends may be subject to the withholding tax applied by the foreign country, at a rate that may vary according to the 1980 Convention.

Taxation of dividends. Amounts paid or credited as dividends to you may be subject to Canadian non-resident withholding tax. Withholding tax will also apply to amounts that are deemed to be paid or credited to you as dividends. The withholding tax is levied at a rate of 25%, which may be reduced according to the terms of the 1980 Convention. Under the 1980 Convention, the rate of Canadian non-resident withholding tax on the gross amount of dividends beneficially owned by you is 15%. If you are a company that owns at least 10% of our voting shares, the rate of withholding is 5%.

Taxation of capital gains. You will not be subject to tax under the Income Tax Act (Canada) (the "ITA") for a disposition of our common shares unless, at the time of your disposition, those common shares constituted "taxable Canadian property" for purposes of the ITA. Our common shares will not constitute "taxable Canadian property" if they are listed on a prescribed stock exchange for the purposes of the ITA at the time the shares are disposed of by you. If you or persons with whom you did not deal at arm's length owned 25% or more of the issued shares of any class or series of our shares at any time during the five year period before your share disposition, then our common shares will constitute "taxable Canadian property."

Our common shares are currently listed on a prescribed stock exchange for the purposes of the ITA.

Under the 1980 Convention, gains derived by you from the disposition of our common shares that constitute "taxable Canadian property" will not be taxable in Canada unless the value of your common shares is derived principally from real property situated in Canada.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA:

Selected consolidated financial data for the last five years appear below (in thousands, except per share data):

                                                 Ten Months
                                                    Ended
                                                  March 31,             Year Ended May 31,
                                                 ----------  ----------------------------------------
                                                    1999       1998      1997       1996        1995
                                                 ----------  --------  --------   --------    -------
Statement of Operations Data:
Revenues.......................................     $29,664   $15,747   $ 4,527    $ 1,524    $   524
Cost of revenues...............................      12,082     4,819       298        434        107
                                                    -------   -------   -------    -------    -------
Gross profit...................................      17,582    10,928     1,544      1,090        417
Operating expenses:............................
  Research and development.....................       4,838     3,648     2,644      2,097      1,119
  Selling, general and administrative..........       7,606     4,842     4,245      2,665      1,511
                                                    -------   -------   -------    -------    -------
   Total operating expenses....................      12,444     8,490     6,889      4,762      2,630
                                                    -------   -------   -------    -------    -------
Income (loss) from operations..................       5,138     2,438    (5,345)    (3,672)    (2,213)
Interest income (expense)......................       1,511       675       147       (143)      (101)
                                                    -------   -------   -------    -------    -------
Income (loss) before income taxes..............       6,649     3,113    (5,198)    (3,815)    (2,314)
Provision for income taxes.....................          --        --        --         --         --
                                                    -------   -------   -------    -------    -------
Net income (loss)..............................     $ 6,649   $ 3,113   $(5,198)   $(3,815)   $(2,314)
                                                    =======   =======   =======    =======    =======
Earnings (loss) per share
  Basic........................................     $  0.47   $  0.33   $ (0.70)   $ (0.63)   $ (0.48)
  Diluted......................................     $  0.45   $  0.26   $ (0.70)   $ (0.63)   $ (0.48)
Weighted average number of common shares
 outstanding:
  Basic........................................      14,163     9,559     7,463      6,071      4,824
  Diluted......................................      14,850    12,204     7,463      6,071      4,824
Balance Sheet Data:
Cash and cash equivalents......................     $35,928   $35,904   $ 3,687    $ 1,533    $   893
Working capital................................      49,018    41,004     6,903      1,689      1,708
Total assets...................................      58,829    47,446     9,613      5,200      2,543
Total long-term debt, net of current portion...         524       655       794      1,406      2,214
Shareholders' equity...........................      53,130    44,151     7,621      1,322        (91)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Overview

We design, develop and market integrated circuits that process digital video and graphic images. We also supply reference boards and designs that incorporate our proprietary integrated circuits. We are focused on developing and marketing image processing solutions. We are currently targeting the flat panel computer monitor market and other potential mass markets. We market and sell our products through authorized distributors and directly to customers with the support of regional sales representatives. Average selling prices to distributors are typically less than average selling prices to direct customers. Average selling prices and product margins of our products are typically highest during the initial months following product introduction and decline over time and as volumes increase. We recognize revenues from product sales when they are shipped. Product returns and allowances are estimated and provided for at the time of sale. To date, we have not experienced any significant product returns.

In addition to product sales, we derive revenues from providing design services. We provide these services in order to assist our customers to develop products that include our chips in their designs or to accelerate the development of our products to meet customer demand . We may also receive revenues from license fees and royalties, although to date these amounts have been immaterial. We intend to explore opportunities for licensing our technology to other integrated circuit suppliers outside of our target markets.

Our costs of finished products from our semiconductor suppliers have historically been negotiated at fixed prices on an annual basis, and have not been dependent on our suppliers' manufacturing yields. If we cancel a purchase order to a supplier, we must pay cancellation penalties based on the status of the work in process. We have a limited ability to reschedule our purchase orders and, therefore, we must place purchase orders for products before we receive purchase orders from our customers. This restricts our ability to react to fluctuations in demand for our products and may cause us to have either too much or not enough of a particular product. For example, in the fiscal year ended May 31, 1997, we recorded provisions totaling $1.3 million for declines in inventory value and for write downs of excess inventory. We have recently signed agreements with suppliers in Asia. Under the terms of those agreements, we have shorter lead time requirements for the placing of our orders with these new suppliers, although we are now dependent on the suppliers' manufacturing yields.

We earn investment tax credits under the provisions of the Income Tax Act (Canada) because we carry out qualifying research and development activities in Canada. These tax credits are earned at a rate of 20% of those qualifying expenditures. The tax credits earned may only be applied to reduce income taxes payable.

We have losses and deductions available to reduce future years' taxable income in both Canada and the United States. Most of these aggregate losses and deductions have no time limitation on them. We do not anticipate paying any income taxes until the benefit of these losses and deductions has been fully utilized. Details of these losses and deductions can be found in Note 9 to our consolidated financial statements, which are included in Item 8 of this report.

Effective June 1, 1998, we changed our functional currency from the Canadian dollar to the U.S. dollar. This was done based on a review and weighting of numerous factors influencing the determination of the currency of the primary economic environment in which we operate. A key factor considered by us was the increased significance of U.S. dollar denominated revenues and expenditures in relation to our Canadian dollar denominated transactions. In addition, commencing with our initial public offering in February of 1998, our financing is now denominated primarily in U.S. dollars.

On May 28, 1999, we merged with Paradise Electronics, Inc. On that date, our Board of Directors adopted a new fiscal year. Our new fiscal year will run from April 1 to March 31, aligning our fiscal quarters with calendar quarters. We believe that this will make our results more easily comparable to other companies in our industry. Historical information will continue to be reported in its existing time periods. The amounts in those periods will be restated to combine our past results with those of Paradise, as required by pooling-of-interests accounting for business combinations. Because the date of the financial statements in this transition report on Form 10-K precedes the date of the merger, the financial information presented here does not include the financial results of Paradise. Future financial reports that have a financial statement date after the merger date will retroactively include the results of Paradise for all historical time periods.

Results of operations

The following table shows the percentage of total revenues represented by each category of cost or expense in our consolidated statement of operations for the periods indicated:

                                                        Ten Months
                                                      Ended March 31,               Year Ended May 31,
                                                      ---------------     -----------------------------------
                                                           1999               1998                    1997
                                                      ---------------     -----------             -----------
Revenues:
  Products......................................           95.4 %             94.9 %                   91.9 %
  Design services and other.....................            4.6                5.1                      8.1
                                                          -----              -----                 --------
   Total revenues...............................          100.0              100.0                    100.0
Cost of revenues................................           40.7               30.6                     65.9
                                                          -----              -----                 --------
Gross profit....................................           59.3               69.4                     34.1
Operating expenses:
  Research and development......................           16.3               23.2                     58.4
  Selling, general and administrative...........           25.6               30.7                     93.8
                                                          -----              -----                 --------
   Total operating expenses.....................           41.9               53.9                    152.2
                                                          -----              -----                 --------
Income (loss) from operations...................           17.4               15.5                   (118.1)
Interest income.................................            5.0                4.3                      3.2
                                                          -----              -----                 --------
Income (loss) before income taxes...............           22.4               19.8                   (114.9)
Provision for income taxes......................             --                 --                       --
                                                          -----              -----                 --------
Net income (loss)...............................           22.4 %             19.8 %                 (114.9) %
                                                          =====              =====                 ========

Total Revenues. Total revenues for the ten months ended March 31, 1999 increased to $29.7 million from $15.7 million in the year ended May 31, 1998, an increase of 88.3%. Total revenues for the year ended May 31, 1998 increased from $4.5 million in the previous year, an increase of 247.8%. The increase in total revenues in the 1999 period over the 1998 period was primarily due to increased demand for our products in the flat panel monitor market. The increase in total revenues in fiscal 1998 over fiscal 1997 was primarily due to the introduction and market acceptance of new products, principally the gmVLD8 and gmZ1 products that were introduced in fiscal 1997. These products were principally sold into the projection system market and into the flat panel monitor market.

Revenues from the flat panel monitor market increased to $18.3 million or 61.6% of total revenues in the ten months ended March 31, 1999 from $5.7 million or 30.0% of total revenues in the year ended May 31, 1998. This increase was a result of our increasing our share of that market and its overall growth, partially offset by declining average selling prices.

The overall growth of the flat panel monitor market was positively impacted by significant reductions in retail selling prices of the end products, which have declined from approximately $2,500 in early calendar 1998 to under $1,000 in early calendar 1999. This decline was primarily as a result of reductions in the cost of LCD panels used in flat panel monitors, caused by improved manufacturing yields for the panels and by the devaluation of currencies in the countries, principally in Asia, where LCD panels are manufactured. It is unlikely that this rate of decline in retail selling prices will continue. There have been reports of a lack of current capacity to manufacture a sufficient number of LCD panels to meet the demand for flat panel computer monitors. A lack of supply of LCD panels could reduce the rate of growth of the flat panel monitor market by limiting product availability, or by causing the retail price of flat panel monitors to increase such that demand would be reduced.

We began shipping resale products called analog to digital converters, or ADCs, in fiscal 1999. We sold these products to flat panel monitor customers who had difficulty in purchasing them directly from the manufacturer. We arranged to procure and supply these ADCs in order to assist our customers into production so that they would also purchase our proprietary parts. We intend to discontinue the sales of these ADCs. For the ten months ended March 31, 1999, total revenue from sales of ADCs was $589,000. We have also indicated that other proprietary products will be discontinued. Those products are being replaced and no material impact on revenues is expected as a result of this replacement.

Revenues from our second largest market, the projection systems market, increased to $6.3 million or 21.1% of total revenues in the ten months ended March 31, 1999, from $5.7 million or 36.0% of total revenues in the year ended May 31, 1998. This increase in revenue was primarily a result of greater unit shipments into that market.

As a result of the factors described above, we do not expect to sustain the past rate of revenue growth in future periods.

Gross Profit. Gross profit for the ten months ended March 31, 1999 increased to $17.6 million from $10.9 million in the year ended May 31, 1998 and from $1.5 million in fiscal 1997. This represents 59.3% of total revenues in the 1999 period, 69.4% of total revenues in the 1998 fiscal year and 34.1% of total revenues in fiscal 1997. The decrease in gross profit percentage in the fiscal 1999 period is attributable to higher sales volumes coupled with lower average selling prices, and to a less favorable mix of products sold. The reduction in average selling prices resulted in a decline in the gross profit percentage of 6.4% and the change in product mix resulted in a decline of 5.1% in the 1999 period over fiscal 1998. The increase in gross profit percentage in fiscal 1998 over fiscal 1997 was attributable to a more favorable mix of products sold. Gross profit was positively impacted in fiscal 1998 by higher gross margins of our AIM product line and, to a lesser extent, by lower average component costs. Inventory write downs of $1.3 million in the 1997 fiscal year resulted in a decline in gross margins for that year, and were related to older products that had been replaced by newer products and to surplus inventory levels of other products.

In the ten months ended March 31, 1999, we began increasing shipments of our gmFC1 product. This product has a lower gross profit percentage than our other products. We also began to sell the lower margin resale ADC products in the 1999 fiscal year. As a result, our overall gross profit percentage declined in the ten months ended March 31, 1999. We expect to discontinue selling the resale ADC products.

As unit shipments into the flat panel monitor market continue to grow, we expect a continued decline in our average selling prices as a result of volume discounts and competition. In order to maintain our gross margins, we intend to continue to introduce new, lower cost versions of our products. We also intend to introduce additional features into subsequent generations of our products to increase their value to customers. For example, in early calendar 1999 we introduced the gmZ2 as a replacement for the gmZ1, and the gmFC1A as a replacement for the gmFC1. These chips are sold primarily into the flat panel monitor market.

Research and Development. Research and development expenses include costs associated with research and development personnel, development tools and prototyping costs, less investment tax credits and government assistance. Research and development expenses for the ten months ended March 31, 1999 increased to $4.8 million from $3.6 million in the previous year and from $2.6 million in fiscal 1997. These expenses represented 16.3% of total revenues in the 1999 period, 23.2% of total revenues in fiscal 1998 and 58.4% of total revenues in fiscal 1997. The increase in absolute dollars in each period reflects greater personnel costs associated with an expansion in our research and development activities and increased prototype and pre-production expenses of new products. We expect to continue to make substantial investments in our research and development activities and anticipate that research and development expenses will continue to increase in absolute dollars. The decline in research and development expenses as a percentage of total revenues resulted from the rate of growth in total revenues exceeding the rate of growth of research and development expenses.

Selling, General and Administrative. Selling, general and administrative expenses consist of personnel and related overhead costs for selling, marketing, customer support, finance, human resources and general management functions and of commissions paid to regional sales representatives. Selling, general and administrative expenses were $7.6 million in the ten months ended March 31, 1999, $4.8 million in the previous fiscal year, and $4.2 million in fiscal 1997. These expenses represented 25.6% of total revenues in the 1999 period, 30.7% of total revenues in the 1998 fiscal year, and 93.8% of total revenues in fiscal 1997. The dollar increase in selling, general and administrative expenses reflects increased personnel costs related to increased selling, administrative and customer support activities and increased commissions associated with higher sales volumes. We expect selling, general and administrative expenses to increase in absolute dollars due to the addition of administrative, marketing, selling and customer support personnel and because of continued expansion of our international operations. The decline in selling, general and administrative expenses as a percentage of total revenues resulted from the rate of growth in total revenues exceeding the rate of growth of selling, general and administrative expenses.

Interest Income. Interest income in the ten months ended March 31, 1999 was $1.5 million, compared with $675,000 in fiscal 1998 and $147,000 in fiscal 1997. The increase in interest income was primarily because of the additional balances of cash and cash equivalents held by us following our initial public offering in February 1998. Future interest income will depend on the amount of funds available to invest and on future interest rates.

Provision for Income Taxes. There was no provision for income taxes in the ten months ended March 31, 1999 or in fiscal 1998 or 1997 because we had investment tax credits, non-capital losses or unclaimed research and development expenditures available to reduce taxes payable or taxable income.

Quarterly results of operations

The following table shows our unaudited quarterly statement of operations data for the seven fiscal quarters ended February 28, 1999. This unaudited data has been prepared on the same basis as our audited consolidated financial statements that are included in Item 8 of this report, and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information for the periods presented. The statement of operations data should be read in conjunction with our consolidated financial statements and their related notes. Amounts in this table are in thousands of U.S. dollars.

                                                              Three Months Ended
                                      -----------------------------------------------------------------
                                      February  November  August     May    February  November   August
                                        1999      1998     1998     1998      1998      1997      1997
                                      --------  --------  ------  -------   --------  --------   ------
Revenues:
  Products..........................   $11,125    $8,140   $5,813   $5,501    $4,439    $2,940   $2,061
  Design services and other.........       404       559      400       40       337       288      141
                                       -------    ------   ------   ------    ------    ------   ------
   Total revenues...................    11,529     8,699    6,213    5,541     4,776     3,228    2,202
Cost of revenues....................     4,892     3,723    2,039    1,883     1,402       949      585
                                       -------    ------   ------   ------    ------    ------   ------
Gross profit........................     6,637     4,976    4,174    3,658     3,374     2,279    1,617
Operating expenses:.................
  Research and development..........     1,524     1,301    1,183    1,126     1,069       818      635
  Selling, general and administrative    2,648     2,049    1,535    1,391     1,258     1,199      994
                                       -------    ------   ------   ------    ------    ------   ------
   Total operating expenses.........     4,172     3,350    2,718    2,517     2,327     2,017    1,629
                                       -------    ------   ------   ------    ------    ------   ------
Income (loss) from operations.......     2,465     1,626    1,456    1,141     1,047       262      (12)
Interest income.....................       457       541      411      487        60        68       60
                                       -------    ------   ------   ------    ------    ------   ------
Income before income taxes..........     2,922     2,167    1,867    1,628     1,107       330       48
Provision for income taxes..........        --        --       --       --        --        --       --
                                       -------    ------   ------   ------    ------    ------   ------
Net income..........................   $ 2,922    $2,167   $1,867   $1,628    $1,107    $  330   $   48
                                       =======    ======   ======   ======    ======    ======   ======

Gross profit in the quarters ended August 31, 1997, November 30, 1997 and February 28, 1998 was positively impacted by higher margins of our AIM products and, to a lesser extent, by lower average component costs. Gross margins in the quarter ended May 31, 1998 were negatively impacted by higher component costs for our gmFC1 product and lower design service revenues. A higher proportion of revenues from resale ADC and our gmFC1 products negatively impacted Our gross margins in the quarters ended November 30, 1998 and February 28, 1999 were negatively impacted by a higher proportion of revenues from lower-margin ADCs and gmFC1s. Research and development expenses have varied from quarter to quarter primarily due to the timing of non-recurring engineering charges related to new product development. Selling, general and administrative expenses have increased due to increased staff for sales and customer support activities, increased commissions on higher sales levels, and higher costs associated with being a public company.

Our results of operations have fluctuated significantly in the past and may continue to fluctuate in the future as a result of a number of factors, many of which are beyond our control. These factors include those described under the caption "Risk Factors," among others. Any one or more of these factors could result in our failure to achieve our expectations as to future operating results. Our expenditures for research and development, selling, general and administrative functions are based in part on future revenue projections. We may be unable to adjust spending in a timely manner in response to any unanticipated declines in revenues, which may have a material adverse effect on our business, financial condition and results of operations. We may be required to reduce our selling prices in response to competitive pressure or other factors or increase spending to pursue new market opportunities. Any decline in average selling prices of a particular IC product which is not offset by a reduction in product costs or by sales of other products with higher gross margins would decrease our overall gross profit and adversely affect our business, financial condition and results of operations.

Period-to-period comparisons of our operating results should not be relied upon as an indication of future performance. It is likely that in some future period our operating results or business outlook will be below the expectations of securities analysts or investors, which would likely result in a significant reduction in the market price for our common shares.

Liquidity and capital resources

Cash and cash equivalents were $35.9 million at March 31, 1999, $35.9 million at May 31, 1998 and $3.7 million at May 31, 1997. Net cash used in operations was $704,000 for the ten months ended March 31,1999. We generated net cash from operations of $2.1 million in fiscal 1998. Net cash used in operations was $5.7 million in fiscal 1997. Net cash used in operations in the ten months ended March 31, 1999 was primarily a result of cash invested in accounts receivable, inventory and other current assets exceeding cash generated from the net income and from increases in accrued liabilities. The increase in other current assets was primarily deferred costs related to the merger with Paradise Electronics, Inc. which closed on May 28, 1999. Net cash generated from operations in fiscal 1998 consisted primarily of net income plus increases in accounts payable and accrued liabilities, partially offset by increases in accounts receivable and inventory. In fiscal 1997, net cash used in operations was primarily a result of the net loss and cash invested in inventory exceeding cash generated from increases in accrued liabilities. Increases in accounts receivable and inventory are generally a result of growth in the business. Increased revenue results in a need to grant larger amounts of credit to our customers and therefore to carry larger accounts receivable. It also results in a need to stock additional quantities of products to meet increased customer demands. Increases in accounts payable and accrued liabilities result from increases in operating expenses and increased purchases from manufacturers of our products.

Net cash used in investing activities was approximately $1.5 million in the ten months ended March 31, 1999, $1.4 million in fiscal 1998 and $1.0 million in fiscal 1997, for the purchase of capital assets. Continued expansion of our business may require higher levels of capital equipment purchases. We have no significant capital spending or purchase commitments other than purchase commitments made in the ordinary course of business.

Net cash provided by financing activities was $2.1 million in the ten months ended March 31, 1999. This consisted primarily of amounts received for the purchase of shares under our share purchase and stock option plans. Net cash provided by financing activities was $31.5 million in fiscal 1998, consisting primarily of $31.7 million received as net proceeds from our initial public offering of common shares in February 1998. Net cash provided by financing activities was $8.8 million in fiscal 1997, which included $10.9 million of net proceeds from a private equity financing. We had net repayments of $107,000 of debt financing in the ten months ended March 31, 1999, and had net repayments of debt financing of $62,000 in fiscal 1998 and $2.0 million in fiscal 1997.

Since inception, we have satisfied our liquidity needs primarily through sales of equity securities and, to a lesser extent, through long-term debt and bank indebtedness for working capital purposes. We believe that our existing cash balances together with any cash generated from our operations will be sufficient to meet our capital requirements on a short-term basis.

On a long-term basis, we may be required to raise additional capital to fund investments in operating assets such as accounts receivable or inventory to assist in the growth of our business, or for capital assets such as land, buildings or equipment. Because we do not have our own semiconductor manufacturing facility, we may be required to make deposits to secure supply in the event there is a shortage of manufacturing capacity in the future. Although we currently have no plans to raise additional funds for such uses, we could be required or could elect to seek to raise additional capital in the future. In addition, from time to time we evaluate acquisitions of businesses, products or technologies that complement our business. Any such transactions, if consummated, may use a portion of our working capital or require the issuance of equity securities that may result in further dilution to you.

Year 2000 compliance

Many businesses face issues relating to the inability of some computer systems to correctly recognize dates starting January 1, 2000. We have evaluated our products and believe that they will function in the year 2000. We do not currently expect year 2000 compliance to have a material impact on our business or future results of operations, however, there could be interruptions of operations or other limitations of system functionality, and we may have to incur significant costs to avoid such interruptions or limitations. In addition, we currently do not have complete information about the year 2000 compliance status of all of our suppliers and customers. In the event that any of our significant suppliers or customers cannot successfully achieve year 2000 compliance, our financial condition or results of operations could be adversely affected.

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

Given the information known at this time about our systems, coupled with our ongoing efforts to upgrade or replace critical business systems as necessary, it is currently anticipated that known year 2000 compliance costs will not have a material adverse impact on our business, financial condition and results of operations. We are still analyzing our IT and non-IT systems, as well as those of its suppliers and major customers. Consequently, we cannot assure you that that the costs necessary to update or replace these systems or the potential systems or business interruptions that could occur will not have a material adverse effect on our business, financial condition and results of operations.

RISK FACTORS

You should carefully consider the risks described below, elsewhere in this report and in the documents that we have incorporated by reference into this report. This report contains forward-looking statements that involve known and unknown risks and uncertainties. See "Statement regarding forward-looking information" at the beginning of this report. The factors described below are cautionary statements identifying important matters that you should consider, including risks and uncertainties that could cause our actual results to differ materially and adversely from our forward-looking statements.

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

Our success will depend on the growth of the flat panel computer monitor market and other electronics markets

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

For the ten months ended March 31, 1999, 62% of our revenues were derived from sales to customers in the flat panel computer monitor market. This and other potential markets may not develop as expected, which would harm our business.

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

A large percentage of our revenues come from sales to a small number of large customers

The markets for our products are highly concentrated. Our sales are derived from a limited number of customers. Sales to our largest five customers accounted for 51.1% of our revenues for the ten months ended March 31, 1999. We expect that a small number of customers will continue to account for a large amount of our revenues. All of our sales are made on the basis of purchase orders rather than long-term agreements so that any customer could cease purchasing products at any time without penalty. For example, In Focus Systems, Inc., our largest customer in our second largest market, projection systems, temporarily ceased placing orders in May 1998 in order to reduce its inventory levels. This would have had a significant impact on the first quarter of fiscal 1999 had there not been offsetting growth in the flat panel computer monitor market. The decision by any large customer to decrease or cease using our products would harm our business.

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

A large percentage of our revenues will come from sales outside of North America, which creates additional business risks

A large portion of our revenues will come from sales to customers outside of North America, particularly to equipment manufacturers located in Japan and other parts of Asia. For the ten months ended March 31, 1999, sales to regions outside of North America amounted to 74% of revenues. These sales are subject to numerous risks, including:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

We are exposed to financial market risks including changes in interest rates and foreign currency exchange rates.

The fair value of our investment portfolio or related income would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short term nature of the major portion of our investment portfolio.

We carry out a significant portion of our operations in Canada. Although virtually all of our revenues and costs of revenues are denominated in U.S. dollars, a portion of our operating expenses is denominated in Canadian dollars. Accordingly, our operating results are affected by changes in the exchange rate between the Canadian and U.S. dollars. Any future strengthening of the Canadian dollar against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. We do not currently engage in any hedging or other transactions intended to manage the risks relating to foreign currency exchange rate fluctuations, other than natural hedges that occur as a result of holding both Canadian dollar denominated assets and Canadian dollar denominated liabilities. We may in the future undertake hedging or other such transactions if we determine that it is necessary to offset exchange rate risks. Based on our overall currency rate exposure at March 31, 1999 a near-term 10% appreciation or depreciation would have an immaterial effect on our operating results of financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

Financial Statements Table of Contents

                                                                                         Page
                                                                                        Number
Auditors' Report..............................................................           [1]
Consolidated Balance Sheets...................................................           [2]
Consolidated Statements of Operations.........................................           [3]
Consolidated Statements of Shareholders' Equity...............................           [4]
Consolidated Statements of Cash Flows.........................................           [5]
Notes to Consolidated Financial Statements....................................           [6]

                                                                 August 23, 1999

                               AUDITORS' REPORT

To the Shareholders of
Genesis Microchip Incorporated

We have audited the consolidated balance sheets of Genesis Microchip Incorporated as at March 31, 1999 and May 31, 1998 and the consolidated statements of operations, shareholders' equity and cash flows for the ten months ended March 31, 1999 and the years ended May 31, 1998 and May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 1999 and May 31, 1998 and the results of its operations and its cash flows for the ten months ended March 31, 1999 and the years ended May 31, 1998 and May 31, 1997 in accordance with generally accepted accounting principles in the United States.


Toronto, Canada                                        KPMG LLP
July 9, 1999                                           Chartered Accountants

                        GENESIS MICROCHIP INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                 (dollar amounts in thousands of U.S. dollars)

                                                                                     March 31,  May 31,
                                                                                          1999     1998
                                                                                          ----     ----
                                     ASSETS
Current assets:
  Cash and cash equivalents..........................................................  $35,928  $35,904
  Accounts receivable trade, net of allowance for doubtful accounts of $124 in 1999
   and $90 in 1998...................................................................    8,009    2,523
  Employee loan receivable...........................................................        -       69
  Investment tax credits receivable..................................................    1,221    1,735
  Inventory..........................................................................    6,448    3,278
  Other..............................................................................    2,587      135
                                                                                       -------  -------
   Total current assets..............................................................   54,193   43,644
Capital assets (note 3)..............................................................    2,726    2,080
Deferred income taxes................................................................    1,830    1,642
Other................................................................................       80       80
                                                                                       -------  -------
   Total assets......................................................................  $58,829  $47,446
                                                                                       =======  =======
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable...................................................................  $ 1,053  $  1,498
  Accrued liabilities................................................................    4,028     1,045
  Current portion of loan payable (note 5)...........................................       94        97
                                                                                       -------  --------
   Total current liabilities.........................................................    5,175     2,640
Long-term liabilities:
  Loan payable (note 5)..............................................................      524       655
                                                                                       -------  --------
   Total liabilities.................................................................    5,699     3,295
                                                                                       -------  --------

Shareholders' equity (note 6):
  Share capital:
     Special shares:
       Authorized - 1,000,000,000 special shares
       Issued and outstanding - nil shares at March 31, 1999 and May 31, 1998........        -         -
     Common shares:
       Authorized - 1,000,000,000 common shares
       Issued and outstanding - 14,478,536 shares at March 31, 1999
         and 13,808,132 at May 31, 1998..............................................   61,764    59,619
  Share purchase loans receivable....................................................        -      (124)
  Cumulative other comprehensive loss................................................      (94)      (94)
  Deferred compensation..............................................................     (108)     (169)
  Deficit............................................................................   (8,432)  (15,081)
                                                                                       -------  --------
      Total shareholders' equity.....................................................   53,130    44,151
                                                                                       -------  --------
      Total liabilities and shareholders' equity.....................................  $58,829  $ 47,446
                                                                                       =======  ========
Commitments and contingencies (note 11)
Subsequent event (note 13)

         See accompanying notes to consolidated financial statements.

                        GENESIS MICROCHIP INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
    (dollar amounts in thousands of U.S. dollars, except per share amounts)

                                            Ten months
                                                 ended       Year ended
                                             March 31,         May 31,
                                            ----------    -----------------
                                                  1999        1998     1997
                                                  ----        ----     ----
Revenues:
 Products.................................     $28,301     $14,941  $ 4,164
 Design services and other................       1,363         806      363
                                               -------     -------  -------
   Total revenues.........................      29,664      15,747    4,527
Cost of revenues..........................      12,082       4,819    2,983
                                               -------     -------  -------
Gross profit..............................      17,582      10,928    1,544
Operating expenses:
 Research and development (note 8)........       4,838       3,648    2,644
 Selling, general and administrative......       7,606       4,842    4,245
                                               -------     -------  -------
   Total operating expenses...............      12,444       8,490    6,889
                                               -------     -------  -------
Income (loss) from operations.............       5,138       2,438   (5,345)
Interest income...........................       1,511         675      147
                                               -------     -------  -------
Net income (loss).........................     $ 6,649     $ 3,113  $(5,198)
                                               =======     =======  =======

Earnings (loss) per share:
 Basic....................................     $  0.47     $  0.33  $ (0.70)
 Diluted..................................     $  0.45     $  0.26  $ (0.70)

Weighted average number of common shares
 outstanding (in thousands):
 Basic....................................      14,163       9,559    7,463
 Diluted..................................      14,850      12,204    7,463

         See accompanying notes to consolidated financial statements.

                        SHAREHOLDERS' EQUITY STATEMENT

                        GENESIS MICROCHIP INCORPORATED
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 (dollar amounts in thousands of U.S. dollars)

                                                                                                                Share
                                                                                      Common share        Special and bonus
                                  Preference shares            Common shares        purchase warrants         warrants
                              ----------------------       --------------------   --------------------  -----------------------
                               Number      Amount            Number     Amount     Number     Amount      Number       Amount
                              ---------   ----------       ----------  --------   ---------  ---------  -----------  ----------
Balances, May 31, 1996.....     227,200   $    1,121        7,409,834  $ 13,181     946,349  $       1            -  $        -
Loss.......................           -            -                -         -           -          -            -           -
Issued  for cash...........           -            -            3,000        11           -          -   17,800,000      11,653
Issue costs................           -            -                -         -           -          -            -        (844)
Issued on exercise of
 stock options.............           -            -           86,000        92           -          -            -           -
Currency translation
 adjustment................           -            -                -         -           -          -            -           -
Additional paid in capital
 related to stock options..           -            -                -       514           -          -            -           -
Deferred compensation
 related to stock options..           -            -                -       290           -          -            -           -
Amortization of deferred
 compensation
related to stock options...           -            -                -         -           -          -            -           -
                              ---------   ----------       ----------  --------   ---------  ---------  -----------  ----------
Balances, May 31, 1997.....     227,200        1,121        7,498,834    14,088     946,349          1   17,800,000      10,809
Net income.................           -            -                -         -           -          -            -           -
Issued.....................           -            -        3,119,488    35,210           -          -            -           -
Additional paid in capital
 related to shares issued..           -            -                -       214           -          -            -           -
Issued on exercise of
 warrants..................           -            -            2,000         4      (2,000)         -            -           -
Issued on exercise of
 stock options.............           -            -          117,500       169           -          -            -           -
Issue costs................           -            -                -    (2,036)          -          -            -           -
Conversion of preference
 shares....................    (227,200)      (1,121          227,200     1,121           -          -            -           -
Conversion of warrants.....           -            -        2,843,110    10,813    (944,349)        (1) (17,800,000)    (10,809)
Currency translation
 adjustment................           -            -                -         -           -          -            -           -
Deferred compensation
 related to stock options..           -            -                -        36           -          -            -           -
Amortization of deferred
 compensation related to
 stock options.............           -            -                -         -           -          -            -           -
                              ---------   ----------       ----------  --------   ---------  ---------  -----------  ----------
Balances, May 31, 1998.....           -            -       13,808,132    59,619           -          -            -           -
Net income.................           -            -                -         -           -          -            -           -
Issued on exercise of
 stock options.............           -            -          670,404     2,145           -          -            -           -
Repayment of share
 purchase loans receivable.           -            -                -         -           -          -            -           -
Amortization of deferred
 compensation related
to stock options...........           -            -                -         -           -          -            -           -
                              ---------   ----------       ----------  --------   ---------  ---------  -----------  ----------
Balances, March 31, 1999...           -   $        -       14,478,536  $ 61,764           -  $       -            -  $        -
                              =========   ==========       ==========  ========   =========  =========  ===========  ==========




                                              Cumulative
                                               purchase           other          Total
                                                loans          comprehensive    Deferred      shareholders'
                                              receivable       income (loss)  compensation    Deficit equity
                                              ----------       -------------  ------------    --------------
Balances, May 31, 1996.....                   $        -       $          15  $          -    $      (12,996)     $    1,322
Loss.......................                            -                   -             -            (5,198)         (5,198)
Issued  for cash...........                            -                   -             -                 -          11,664
Issue costs................                            -                   -             -              (844)
Issued on exercise of
 stock options.............                          (36)                  -             -                 -              56
Currency translation
 adjustment................                            -                  31             -                 -               -
Additional paid in capital
 related to stock options..                            -                   -             -                 -             514
Deferred compensation
 related to stock options..                            -                   -          (290)                -               -
Amortization of deferred
 compensation
related to stock options...                            -                   -            76                 -              76
                                              ----------       -------------  ------------    --------------      ----------
Balances, May 31, 1997.....                          (36)                 46          (214)          (18,194)          7,621
Net income.................                            -                   -             -             3,113           3,113
Issued.....................                            -                   -             -                 -          35,210
Additional paid in capital
 related to shares issued..                            -                   -             -                 -             214
Issued on exercise of
 warrants..................                            -                   -             -                 -               4
Issued on exercise of
 stock options.............                          (88)                  -             -                 -              81
Issue costs................                            -                   -             -                 -          (2,036)
Conversion of preference
 shares....................                            -                   -             -                 -               -
Conversion of warrants.....                            -                   -             -                 -               3
Currency translation
 adjustment................                            -                (140)            -                 -            (140)
Deferred compensation
 related to stock options..                            -                   -           (36)                -               -
Amortization of deferred
 compensation related to
 stock options.............                            -                   -            81                 -              81
                                              ----------       -------------  ------------    --------------      ----------
Balances, May 31, 1998.....                         (124)                (94)         (169)          (15,081)         44,151
Net income.................                            -                   -             -             6,649           6,649
Issued on exercise of
 stock options.............                            -                   -             -                 -           2,145
Repayment of share
 purchase loans receivable.                          124                   -             -                 -             124
Amortization of deferred
 compensation related
to stock options...........                            -                   -            61                 -              61
                                              ----------       -------------  ------------   ---------------      ----------
Balances, March 31, 1999...                   $        -       $         (94) $       (108)  $        (8,432)     $   53,130
                                              ==========       =============  ============   ===============      ==========

         See accompanying notes to consolidated financial statements.

                        GENESIS MICROCHIP INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (dollar amounts in thousands of U.S. dollars)

                                                       Ten months
                                                            ended        Year ended
                                                        March 31,          May 31,
                                                       ----------   --------------------
                                                             1999         1998      1997
                                                             ----         ----      ----
Cash flows from operating activities:
  Net income (loss)..................................     $ 6,649      $ 3,113   $(5,198)
  Adjustments to reconcile net income
   (loss) to cash used in operating activities:
     Amortization....................................         810          670       510
     Non-cash compensation expense related
     to stock options and shares issued..............          61          295       590
     Inventory provision.............................           -           86     1,293
     Change in operating assets and liabilities:
      Accounts receivable trade......................      (5,497)      (1,628)     (403)
      Investment tax credits receivable..............         419         (301)     (407)
      Inventory......................................      (3,191)      (1,637)   (2,321)
      Other current assets...........................      (2,572)          26        52
      Accounts payable...............................        (431)         902       (51)
      Accrued liabilities............................       3,048          623       191
                                                          -------      -------   -------
       Net cash from (used in) operating activities..        (704)       2,149    (5,744)

Cash flows from investing activities:
   Additions to capital assets.......................      (1,455)      (1,388)     (979)
                                                          -------      -------   -------
       Cash used in investing activities.............      (1,455)      (1,388)     (979)

Cash flows from financing activities:
   Proceeds from:
     Issue of common shares and
      common share purchase warrants,
      net of issue costs.............................       2,145       31,708       103
     Issue of special and bonus warrants,
      net of issue costs.............................           -            -    10,809
     Loan payable....................................           -            -       118
  Repayment of:
     Loan payable....................................        (107)         (62)      (64)
     Debentures payable..............................           -            -    (1,275)
     Obligations under capital leases................           -            -      (810)
  Repayment (issuance) of share
     purchase loans..................................         119          (94)      (36)
                                                          -------      -------   -------
       Net cash provided by financing activities.....       2,157       31,552     8,845

Effect of currency translation on cash balances......          26          (96)       32
                                                          -------      -------   -------

Increase in cash and cash equivalents................          24       32,217     2,154

Cash and cash equivalents, beginning of period.......      35,904        3,687     1,533
                                                          -------      -------   -------
Cash and cash equivalents, end of period.............     $35,928      $35,904   $ 3,687
                                                          =======      =======   =======

Supplemental cash flow information:
  Cash paid for interest.............................     $    15      $     5   $   181
  Cash paid for income taxes.........................     $    56      $     -   $     -
Supplemental disclosure of non-cash investing
 and financing activities:
  Deferred compensation related to stock options.....     $     -      $   250   $   804

         See accompanying notes to consolidated financial statements.

                         GENESIS MICROCHIP INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of operations

     Genesis Microchip Incorporated ("Genesis") designs, develops and markets integrated circuits that manipulate and process digital video and graphic images.

2.   Significant accounting policies

Basis of consolidation

     These consolidated financial statements include the accounts of Genesis and its wholly owned subsidiary, Genesis Microchip Corporation. All material inter-company transactions and balances have been eliminated.

Change in year end

     In May 1999, Genesis announced that its Board of Directors approved a change in Genesis' fiscal year to April 1 through March 31, effective for the ten months ended March 31, 1999. Genesis previously reported results on the basis of a fiscal year of June 1 through May 31.

     The following is selected financial data for the ten-month transition period ending March 31, 1999 and the comparable prior year period (in thousands, except per share data):

                                                              Ten months
                                                                 ended
                                                               March 31,
                                                         --------------------
                                                           1999       1998
                                                         --------------------
                                                                  (Unaudited)

Total revenues.........................................  $ 29,664    $ 11,909
Gross profit...........................................    17,582       8,427
Income from operations.................................     5,138       1,685
Provision for income taxes.............................         -           -
Net income.............................................     6,649       2,034
Earnings per share:
     Basic.............................................  $   0.47    $   0.23
     Diluted...........................................  $   0.45    $   0.17
Weighted average number of common shares outstanding:
     Basic.............................................    14,163       8,706
     Diluted...........................................    14,850      11,750

Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                        GENESIS MICROCHIP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Cash and cash equivalents

     All highly liquid investments with an original maturity of three months or less at the date of acquisition are classified as cash equivalents.

Inventory

     Inventory consists principally of finished goods and is stated at the lower of cost (first-in, first-out) or market.

Capital assets

     Capital assets are stated at cost. Amortization is recorded using the following methods and annual rates over the estimated useful lives of the assets:


          Property and equipment      20% to 30% declining balance
          Computer software           100% straight line
          Leasehold improvements      Straight line over the term of the lease
          Patents                     Straight line over the life of the patent

     Genesis regularly reviews the carrying values of its capital assets. If the carrying value of its capital assets exceeds the amount recoverable, a write-down is charged to the consolidated statement of operations.

Revenue recognition

     Genesis recognizes revenue from product sales upon shipment. Product returns and allowances are estimated and provided for at the time of sale. To date, Genesis has not experienced any significant product returns. Design services revenues are recognized as Genesis performs engineering services for the customer or completes phases of the project defined by the applicable development agreement.

Currency translation

     Effective June 1, 1998, the U.S. dollar became the functional currency of Genesis and of its wholly owned subsidiary as all of their revenues and a significant portion of their expenditures are denominated in U.S. dollars. This change resulted from the increased significance of U.S. dollar denominated revenues and expenditures in relation to Genesis' Canadian dollar denominated transactions. In addition, Genesis' financing is primarily denominated in U.S. dollars. Exchange gains and losses resulting from transactions denominated in currencies other than U.S. dollars are included in the results of operations for the period.

                        GENESIS MICROCHIP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Prior to June 1, 1998, the functional currency of Genesis and its subsidiary was the Canadian dollar. Accordingly, monetary assets and liabilities of Genesis and of its wholly owned subsidiary that were denominated in foreign currencies were translated into Canadian dollars at the exchange rate prevailing at the balance sheet date. Transactions included in operations were translated at the average rate for the period. Exchange gains and losses resulting from the translation of these amounts were reflected in the consolidated statement of operations in the period in which they occurred. As Genesis' reporting currency was the U.S. dollar, Genesis translated consolidated assets and liabilities denominated in Canadian dollars into U.S. dollars at the exchange rate prevailing at the balance sheet date, and the consolidated results of operations at the average rate for the period. Cumulative net translation adjustments were included as a separate component of shareholders' equity.

Research and development expenses

     Research and development costs are expensed as incurred.

Investment tax credits

     Genesis is entitled to Canadian federal and provincial investment tax credits which are earned as a percentage of eligible current and capital research and development expenditures incurred in each taxation year.

     Investment tax credits are accounted for as a reduction of the related expenditure for items of a current nature and a reduction of the related asset cost for items of a long-term nature, provided that Genesis has reasonable assurance that the tax credits will be realized.

Financial instruments and concentration of credit risk

     Financial instruments consist of cash and cash equivalents, accounts receivable trade, employee loan receivable, accounts payable, accrued liabilities and loan payable. Genesis determines the fair value of its financial instruments based on quoted market values or discounted cash flow analyses. Unless otherwise indicated, the fair values of financial assets and financial liabilities approximate their recorded amounts.

     Financial instruments that potentially subject Genesis to concentrations of credit risk consist primarily of cash equivalents and accounts receivable trade. Cash equivalents consist of deposits with or guaranteed by major commercial banks, the maturities of which are three months or less from the date of purchase. Genesis performs periodic credit evaluations of the financial condition of its customers and typically does not require collateral from them. Allowances are maintained for potential credit losses consistent with the credit risk of specific customers, historical trends and other information, and have been within management's range of expectations.

                        GENESIS MICROCHIP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Earnings per share

     Basic earnings (loss) per share has been calculated by dividing the net income (loss) for the period available to common shareholders by the weighted average number of common shares outstanding during that period. Basic earnings
(loss) per share excludes the dilutive effect of potential common shares. Diluted earnings per share gives effect to all potential common shares outstanding during the period. The weighted average number of diluted shares outstanding is calculated assuming that the proceeds from potential common shares are used to repurchase common shares at the average share price in the period.

Stock-based compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting of Stock Issued to Employees" and related interpretations, in accounting for its employee stock options because the alternative fair value accounting provided for under Financial Accounting Standards Board, Statement No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, deferred compensation liability is recorded at the option grant date in an amount equal to the difference between the fair market value of a common share and the exercise price of the option. Compensation expense is recognized over the vesting period of the option. The issuance of shares for consideration that is less than the fair market value of the shares results in compensation expense equal to the excess of the fair market value of the shares over the value of the consideration received.

Comprehensive income

     Genesis adopted the Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130), in the first quarter of fiscal 1999. SFAS 130 established standards for the reporting and disclosure of comprehensive income and its components, however, the disclosure has no material impact on Genesis' consolidated results of operations, financial position or cash flows. Comprehensive income is defined as the change in equity of a company during a period resulting from investments by owners and distributions to owners. For the ten months ended March 31, 1999, there is no difference for Genesis between net income and comprehensive income. For the fiscal years ended May 31, 1998 and 1997, the difference between net income and comprehensive income arises solely from foreign currency translation adjustments. As a result, total comprehensive income (loss) is $2,973,000 for the year ended May 31, 1998 and ($5,167,000) for the year ended May 31, 1997.

Income taxes

     Under the asset and liability method of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                        GENESIS MICROCHIP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Recent accounting pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The impact of adopting SFAS 133, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, has not been determined.

3.   Capital assets

     Capital assets consist of the following (in thousands):

                                 March 31,         May 31,
                                 ---------    -----------------
                                      1999       1998      1997
                                      ----       ----      ----

Property and equipment.........    $ 3,211    $ 2,623   $ 2,039
Computer software..............      1,733      1,085       580
Leasehold improvements.........        189         87        30
Patents........................        431        326       260
                                   -------    -------   -------
                                     5,564      4,121     2,909
Less accumulated amortization..     (2,838)    (2,041)   (1,477)
                                   -------    -------   -------
                                   $ 2,726    $ 2,080   $ 1,432
                                   =======    =======   =======

4.   Bank credit facility

     Genesis has a $3.5 million credit facility with the Royal Bank of Canada. The credit facility is subject to a borrowing formula, and may be drawn in either Canadian or U.S. dollars. It is secured by way of a general security agreement covering all of Genesis' assets, excluding intellectual property. The interest rate on the credit facility is at bank prime rate plus one-half of one percent, based on either Canadian or U.S. prime rates, as applicable. At March 31, 1999 and May 31, 1998 there were no borrowings outstanding under this facility.

5.   Loan payable

     The loan payable is non-interest bearing and is unsecured. It is payable in annual principal instalments by fiscal year as follows (in thousands):

                                                  March 31, 1999
                                                  --------------
2000....................................                    $ 94
2001....................................                      94
2002....................................                      94
2003....................................                      94
2004....................................                      94
2005 and thereafter.....................                     148
                                                            ----
                                                             618
Less current portion....................                      94
                                                            ----
                                                            $524
                                                            ====

                        GENESIS MICROCHIP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The fair value of the loan payable was $599,000 at March 31, 1999, and $613,000 at May 31, 1998, based on the present value of contractual future payments, discounted at the current market rate of interest available to Genesis for the same or similar debt instrument.

6.   Shareholders' equity

     Genesis' share capital and earnings per share information for the fiscal years ended May 31, 1997 and May 31, 1996 has been restated to reflect the ten-for-one reverse split of Genesis' common shares effective November 14, 1997.

     On January 20, 1999, Genesis Microchip Inc. was continued as Genesis Microchip Incorporated in the province of Nova Scotia. The effect of the continuance was to change Genesis' jurisdiction of incorporation from Ontario to Nova Scotia.

Special shares

     The Board of Directors of Genesis is authorized to issue up to 1,000,000,000 special shares from time to time in one or more series, to fix the number of special shares of such series and to determine the designation, rights (including voting rights, dividend rights, rights of retraction and rights of redemption), privileges, restrictions and conditions attaching to the shares of each such series, without further vote or action by the shareholders. No series of special shares may have a priority over any other series of special shares with respect to dividends or liquidation rights. The special shares may have voting rights superior to the common shares or other series of special shares and may rank senior to the common shares as to dividends and as to the distribution of assets in the event of liquidation, dissolution or winding-up of Genesis.

Preference shares

     In September 1997, all of the outstanding preference shares were converted into common shares on the basis of one common share for each preference share. On November 14, 1997, Genesis amended its articles of amalgamation to remove the authorized preference shares and to authorize a new class of common shares.

Conversion of special and bonus warrants

     The 17,800,000 special and bonus warrants were converted into a total of 2,136,000 common shares for no additional consideration upon Genesis' initial public offering effective February 23, 1998.

                        GENESIS MICROCHIP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Conversion of common share purchase warrants

     On November 1, 1997, all of the 944,349 outstanding common share purchase warrants were converted into 707,110 common shares for proceeds of $3,000. This conversion was made pursuant to an offer made by Genesis to the holders of each class of its common share purchase warrants. The offer was made in order to simplify the capital structure of Genesis prior to Genesis' initial public offering of common shares. Each class of warrant holder was provided with the option of either converting their common share purchase warrants into common shares at the specified exercise price for that class of warrant or of choosing to convert their common share purchase warrants into a specified lesser number of common shares without the payment of additional consideration. The exercise price offered to each class of warrant holder was determined by calculating the present value of the existing exercise price for each class of warrant with reference to the original expiry date of the warrant. This amount was also used to calculate the equivalent number of common shares to be offered on conversion where the warrant holder chose to select the cashless option offered by Genesis.

Yorkton Securities Inc. options

     As a condition of the issuance of the special and bonus warrants in July 1996, Genesis granted Yorkton Securities Inc. ("Yorkton") an option to purchase 213,600 common shares at any time prior to July 31, 1998 at an exercise price of CDN$9.00 (U.S. $6.18) per share. On June 17, 1998, in lieu of purchasing the entire number of shares for cash, Yorkton chose a cashless exercise alternative, whereby it received 113,252 common shares for no additional cash consideration in complete settlement of the above option on that date.

Share purchase loans receivable

     In October 1996, Genesis loaned $107,000 to an executive officer. In July 1997, Genesis loaned $94,000 to two executive officers to assist these individuals in purchasing common shares of Genesis through the exercise of 70,000 options previously issued to them.

     The loans were repaid during the period ended March 31, 1999.

7.   Stock option and stock purchase plans

1987 Stock Option Plan

     The 1987 Stock Option Plan (the "1987 Plan") was established for the benefit of full-time employees and directors of Genesis and consultants engaged by Genesis. Options granted under the 1987 Plan vest over periods of two to four years and expire from five to seven years from the dates of the grants, unless extended by the Board of Directors. As a result of the establishment of the 1997 Employee Stock Option Plan, no additional options will be granted under the 1987 Plan. Upon exercise, expiration or cancellation of all of the options granted under the 1987 Plan, this plan will be terminated. All options granted under the 1987 Plan are exercisable in Canadian dollars.

                        GENESIS MICROCHIP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1997 Employee Stock Option Plan

     The 1997 Employee Stock Option Plan (the "1997 Employee Plan") provides for the granting to employees of incentive stock options, non-statutory stock options and stock purchase rights for up to 800,000 common shares. The exercise price of incentive stock options granted under the 1997 Employee Plan may not be less than 100% (110% in the case of any options granted to a person who holds more than 10% of the total combined voting power of all classes of shares of Genesis) of the fair market value of the common shares subject to the option on the date of the grant. The term of the options may not exceed 10 years (five years in the case of any options granted to a person who holds more than 10% of the total combined voting power of all classes of shares of Genesis) and generally vest over four years. As at March 31, 1999, there were 452,659 shares available for grant under the 1997 Employee Plan.

1997 Non-Employee Stock Option Plan

     The 1997 Non-Employee Stock Option Plan (the "Non-Employee Plan") provides for the granting to non-employee directors and consultants of Genesis of up to 150,000 common shares. The exercise price of stock options granted under the Non-Employee Plan may not be less than 100% of the fair market value of the common shares subject to the option on the date of the grant. Options granted under the Non-Employee Plan have a term of up to ten years and generally vest over periods of up to two years. As at March 31, 1999, there were 65,000 shares available for grant under the 1997 Non-Employee Plan.

Employee Stock Purchase Plan

     Genesis has established an employee stock purchase plan under which employees may authorize payroll deductions of up to 15% of their compensation (as defined in the plan) to purchase common shares at a price equal to 85% of the lower of the fair market values as of the beginning or the end of the offering period. As at March 31, 1999, 65,243 common shares were available for issuance under this plan.

     Details of stock option transactions are as follows:

                                                              Weighted average
                                               Option price     exercise price
                            Number of shares     per share         per share
                            ----------------  --------------  ----------------
Balances, May 31, 1996....          610,050   $ 0.70 -  3.51     $  2.53
     Issued...............          486,500     3.51 -  4.91        3.58
     Exercised............          (86,000)    0.70 -  3.51        1.07
     Cancelled............          (28,900)            3.51        3.51
                                  ---------
Balances, May 31, 1997....          981,650     0.70 -  4.91        3.09
     Issued...............          489,000     4.80 - 14.00        8.17
     Exercised............         (117,500)    0.70 -  3.43        1.45
     Cancelled............          (19,250)    3.43 -  4.80        3.86
                                  ---------
Balances, May 31, 1998....        1,333,900     1.37 - 14.00        5.09
     Issued...............          650,300     6.75 - 31.50       10.86
     Exercised............         (501,843)    1.37 - 16.69        3.53
     Cancelled............          (43,859)    3.31 - 13.88        6.66
                                  ---------
Balances, March 31, 1999..        1,438,498     3.31 - 31.50        9.24
                                  =========

                        GENESIS MICROCHIP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     There were 421,000 options at March 31, 1999, 659,000 options at May 31, 1998, and 518,000 options at May 31, 1997 that had vested and were exercisable, with a weighted average exercise price per share of $6.57 at March 31, 1999, $3.31 at May 31, 1998, and $2.83 at May 31, 1997. The weighted average remaining contractual life of the options outstanding at March 31, 1999 was 7.74 years, at May 31, 1998 was 5.06 years, and at May 31, 1997 was 3.80 years.

     During the fiscal year ended May 31, 1997, Genesis extended the expiration dates of certain employee stock options issued under the 1987 Stock Option Plan. All other terms associated with the stock options remained unchanged. Under APB 25, the extension is treated as the issuance of new stock options requiring the fair market value of a common share at the date of the extension to be compared to the exercise price of the option in order to calculate any compensation expense. Compensation expense related to the extension of the expiration dates amounted to $514,000 for the year ended May 31, 1997.

     Genesis recorded nil deferred compensation for the period ended March 31, 1999, $36,000 for the year ended May 31, 1998, and $290,000 for the year ended May 31, 1997. The amortization of deferred compensation is charged to operations and is amortized over the vesting period of the options. Amortization of deferred compensation was $61,000 for the ten months ended March 31, 1999, $81,000 for the year ended May 31, 1998, and $76,000 for the year ended May 31, 1997.

     SFAS 123 requires the disclosure of pro forma net income and earnings per share had Genesis adopted the fair value method as of the beginning of its 1996 fiscal year. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from Genesis' stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Genesis' calculations for fiscal years 1998 and 1999 were made using the Black-Scholes option pricing model using a dividend yield of 0% and the assumptions noted below in the table. In fiscal 1997, the fair value for each option grant was calculated using the minimum value method using a dividend yield of 0% and the assumptions noted below in the table. The minimum value method differs from other methods designed to estimate fair values, such as the Black-Scholes method, in that it does not consider the effect of expected volatility.

                                    Ten months
                                         ended
                                     March 31,    Year ended May 31,
                                    -----------  --------------------
                                           1999        1998      1997
                                           ----        ----      ----

Risk-free interest rates..........           5%          5%        4%
Volatility........................       0.9174      0.8739         -
Expected life of option in years..            5           5         4

                        GENESIS MICROCHIP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Had compensation expense been determined based on the fair value of awards at the grant dates in accordance with the methodology prescribed in SFAS 123, Genesis' net income and earnings per share for fiscal 1999 would have decreased by approximately $2,926,000 or by $0.21 per share for both basic and diluted earnings per share. The net income and net income per share for Genesis' fiscal year ended May 31, 1998 would have decreased by approximately $219,000 or $0.02 per share for both basic and diluted earnings per share. The net loss and net loss per share for the year ended May 31, 1997 would have increased by approximately $74,000 or $0.01 per share for both basic and diluted earnings per share. The effects on pro forma disclosure of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosure in future years.

     The weighted average fair values of options granted during fiscal 1999, 1998 and 1997 are $10.47, $5.85 and $0.56, respectively.

8.   Research and development

     Research and development costs consist of the following (in thousands):

                                   Ten months
                                        ended
                                     March 31,    Year ended May 31,
                                   -----------  --------------------
                                         1999       1998       1997
                                         ----       ----       ----
Gross research and development
  expenditures...................      $5,824     $4,538     $3,351
Less investment tax credits and
  government assistance..........        (986)      (890)      (707)
                                       ------     ------   --------
                                       $4,838     $3,648     $2,644
                                       ======     ======   ========

9.   Income taxes

     The provision for income taxes differs from the amount computed by applying the statutory income tax rate to income (loss) before provision for income taxes. The sources and tax effects of the differences are as follows (in thousands):

                                                     Ten months
                                                          ended
                                                       March 31,    Year ended May 31,
                                                     -----------  --------------------
                                                           1999       1998       1997
                                                           ----       ----       ----
Basic rate applied to income
  (loss) before provision for income taxes.........     $ 2,965    $ 1,388    $(2,318)
Adjustments resulting from:
   Provincial research and development deductions..           -        (95)       (99)
   Small business deduction........................           -        (22)        34
   Foreign tax and exchange rate differences.......         (67)       473        194
   Utilization of tax loss carryforwards...........      (1,142)    (1,744)         -
   Utilization of research and development expenses
     deferred for income tax purposes..............      (1,621)         -          -
   Other items.....................................        (135)         -        200
                                                        -------    -------    -------
                                                              -          -     (1,989)
Unrecognized benefit of losses
  carried forward..................................           -          -      1,989
                                                        -------    -------    -------
                                                        $     -    $     -    $     -
                                                        =======    =======    =======

                        GENESIS MICROCHIP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Pretax income from foreign operations was $3,909,000 for the ten months ended March 31, 1999. Pretax loss from foreign operations was $4,465,000 in the year ended May 31, 1998 and $1,832,000 in the year ended May 31, 1997.

     Significant components of Genesis' deferred tax assets are as follows (in thousands):

                                               March 31,   May 31,
                                                   1999      1998
                                              ----------  --------
Research and development expenses deferred
 for income tax purposes....................    $    87   $ 1,708
Net operating loss carryforwards............        664     1,806
Investment tax credit carryforwards.........        350       388
Deferred interest charges...................        796       796
Issue costs.................................      1,355     1,868
Other.......................................        675       193
                                                -------   -------
Net deferred tax asset......................      3,927     6,759
Less valuation allowance....................     (2,097)   (5,117)
                                                -------   -------
                                                $ 1,830   $ 1,642
                                                =======   =======

     During the ten months ended March 31, 1999, the valuation allowance decreased by approximately $3,020,000 primarily as a result of utilization of net operating losses and research and development expenses deferred for income tax purposes. During the year ended May 31, 1998, the valuation allowance decreased by approximately $2,659,000. During the year ended May 31, 1997, the valuation allowance increased by approximately $2,242,000 primarily as a result of utilization of net operating losses.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income uncertainties related to the industry in which Genesis operates and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, Genesis will need to generate future taxable income of approximately $9,200,000 prior to the expiration of the net operating loss carryforwards in the years 2010 to 2013. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not Genesis will realize the benefits of these deductible differences, net of the existing valuation allowances.

                        GENESIS MICROCHIP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.  Earnings per share

     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS 128 (in thousands, except per share amounts):

                                       Ten months
                                            ended
                                         March 31,  Year ended May 31,
                                       ----------  -------------------
                                             1999      1998      1997
                                             ----      ----      ----
Numerator for basic and diluted
 net income (loss) per share:
   Net income (loss).................     $ 6,649   $ 3,113   $(5,198)

Denominator for basic net income
 (loss) per share:
   Weighted average common shares....      14,163     9,559     7,463
                                          =======   =======   =======
Basic net income (loss) per share....     $  0.47   $  0.33   $ (0.70)
                                          =======   =======   =======

Denominator for diluted net income
 (loss) per share:
   Weighted average common shares....      14,163     9,559     7,463
   Stock options and warrants........         687     2,645         -
                                          -------   -------   -------
Shares used in computing diluted
 net income (loss) per share.........      14,850    12,204     7,463
                                          =======   =======   =======
Diluted net income (loss) per share..     $  0.45   $  0.26   $ (0.70)
                                          =======   =======   =======

     Due to the net loss in the year ended May 31, 1997, all potential common shares outstanding are considered anti-dilutive and are excluded from the calculation of diluted net income (loss) per share.

11.  Commitments and contingencies

Lease commitments

     Genesis leases premises in Thornhill, Ontario and Mountain View, California under operating leases that expire on May 31, 2009 and July 31, 2003, respectively. In addition, certain equipment is leased under non-cancellable operating leases expiring in various years through 2003. Future minimum lease payments by fiscal year are as follows (in thousands):

                                                                  Amount
                                                                  ------
2000...........................................................   $1,086
2001...........................................................    1,060
2002...........................................................      990
2003...........................................................      964
2004...........................................................      654
Thereafter.....................................................    2,481
                                                                  ------
                                                                  $7,235
                                                                  ======

     Rental expense for the fiscal years ending 1999, 1998, and 1997 was $472,000, $318,000, and $220,000, respectively.

                        GENESIS MICROCHIP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Supply agreements

     Genesis has supply agreements with several manufacturers for the supply of its semiconductor products. Through March 31, 1999, a sole source manufacturer produced each of Genesis' semiconductor products. Should the source of products cease to be available, management believes that this would have a material adverse effect on Genesis' business, financial condition and results of operations. Under the terms of the supply agreements, Genesis has no guarantees of minimum capacity from its suppliers and is not liable for minimum purchase commitments.

Uncertainty due to the Year 2000 Issue

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations.
It is not possible to be certain that all aspects of the Year 2000 Issue affecting Genesis, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

12.  Segment information

     Genesis adopted the Financial Accounting Standards Board's Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information, "(SFAS
131). The new standard revises the way operating segments are reported. Genesis operates and tracks its results in one operating segment. Genesis designs, develops and markets integrated circuits that manipulate and process digital video and graphic images.

     Enterprise wide information is provided in accordance with SFAS 131. Geographic revenue information for the ten months ended March 31, 1999 and for the years ended May 31, 1998 and 1997 is based on the shipment destination. Long-lived assets include property, plant and equipment as well as intangible assets including unamortized patent costs. Property, plant and equipment information is based on the physical location of the asset and the end of each fiscal period while the intangibles are based on the location of the owning entity.

     Revenues from unaffiliated customers by geographic region were as follows (in thousands):

                        Ten months
                             ended
                          March 31,         Year ended May 31,
                        ----------          ------------------
                              1999          1998          1997
                              ----          ----          ----
United States...           $ 7,535       $ 8,163        $3,293
Japan and Asia..            20,502         6,620           443
Europe..........             1,327           729           408
Canada..........               300           235           383
                           -------       -------        ------
                           $29,664       $15,747        $4,527
                           =======       =======        ======

                        GENESIS MICROCHIP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Net long-lived assets by country were as follows (in thousands):

                    March 31, 1999     May 31, 1998
                    --------------     ------------
United States..             $  146           $   96
Canada.........              2,580            1,984
                            ------           ------
                            $2,726           $2,080
                            ======           ======

     For the ten months ended March 31, 1999, two customers accounted for 20% and 10% of total revenues, respectively. For the year ended May 31, 1998, two customers accounted for 24% and 23% of total revenues, respectively. For the year ended May 31, 1997, one customer accounted for 14% of total revenues. At March 31, 1999, one customer represented 25% of accounts receivable trade, and at May 31, 1998, one customer represented 12% of accounts receivable trade.

13.  Subsequent event

     On May 28, 1999, Genesis issued 3,967,000 common shares for all the outstanding common stock, preference stock and warrants of Paradise Electronics, Inc. ("Paradise"). Paradise designs, develops and markets analog and digital mixed-signal integrated circuits for controlling flat panel monitors. In addition, Genesis assumed all the existing outstanding stock options of Paradise. The full exercise of these stock options would result in an additional issue of 533,000 common shares of Genesis. This business combination will be accounted for as a pooling-of-interests combination and, accordingly, Genesis' historical consolidated financial statements presented in future reports will be restated to include the accounts and results of operations of Paradise.

     The following unaudited pro forma data summarizes the combined results of operations of Genesis and Paradise as if the combination had been consummated on March 31, 1999 (amounts in thousands, except per share data):

                                            Ten months
                                                 ended
                                             March 31,   Year ended May 31,
                                            ----------  --------------------
                                                  1999       1998      1997
                                                 -----       ----      ----
Revenues..................................     $37,738    $15,988   $ 4,527
Net income (loss).........................       2,075       (455)   (5,993)
Earnings per share:
  Basic...................................        0.12      (0.04)    (0.63)
  Diluted.................................        0.11      (0.04)    (0.63)

Weighted average number of common shares
   outstanding:
  Basic...................................      18,027     11,634     9,447
  Diluted.................................      19,365     11,634     9,447

     There are no material adjustments required to conform the accounting methods of Paradise to those of Genesis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS:

The information required by this item with respect to the filing of reports under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from our proxy statement. That proxy statement is prepared in connection with our annual and special general shareholders' meeting to be held on September 28, 1999. We expect that the proxy statement will be filed with the Commission not later than 21 days prior to the date of the meeting. The information for this item can be found under the caption, "Compliance with
Section 16(a) of the Securities Exchange Act of 1934."

ITEM 11. EXECUTIVE COMPENSATION:

The information required by this item is incorporated by reference from our proxy statement. That proxy statement is prepared in connection with our annual and special general shareholders' meeting to be held on September 28, 1999. We expect that the proxy statement will be filed with the Commission not later than 21 days prior to the date of the meeting. The information for this item can be found under the caption, "Compensation and Other Information Concerning Officers."

ITEM 12. SECURITY OWNERSHIP OF PRINCIPAL OWNERS AND MANAGEMENT:

The information required by this item is incorporated by reference from our proxy statement. That proxy statement is prepared in connection with our annual and special general shareholders' meeting to be held on September 28, 1999. We expect that the proxy statement will be filed with the Commission not later than 21 days prior to the date of the meeting. The information for this item can be found under the caption, "Share Ownership by our Directors, Officers and Principal Shareholders."

ITEM 13. SIGNIFICANT RELATIONSHIPS AND TRANSACTIONS WITH DIRECTORS, OFFICERS OR PRINCIPAL SHAREHOLDERS:

The information required by this item is incorporated by reference from our proxy statement. That proxy statement is prepared in connection with our annual and special general shareholders' meeting to be held on September 28, 1999. We expect that the proxy statement will be filed with the Commission not later than 21 days prior to the date of the meeting. The information for this item can be found under the caption, "Transactions with our Directors, Officers and Principal Shareholders."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

(a) Documents filed with this report:

1.  Consolidated Financial Statements.

The following consolidated financial statements and related auditors' report are incorporated in Item 8 of this report.

 .  Auditors' Report
 .  Consolidated Balance Sheets at March 31, 1999 and May 31, 1998
 .  Consolidated Statements of Operations for the ten months ended March 31, 1999 and for the years ended May 31, 1998 and 1997
 .  Consolidated Statements of Shareholders' Equity for the ten months ended
   March 31, 1999 and for the years ended May 31, 1998 and 1997

 .  Consolidated Statements of Cash Flows for the ten months ended March 31, 1999 and for the years ended May 31, 1998 and 1997

 .  Notes to Consolidated Financial Statements

2.  Consolidated Financial Statement Schedules.

Consolidated financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes to those financial statements.

3.  Exhibits.

The exhibits listed in the Exhibit Index are filed as a part of this Transition Report on Form 10-K.

(b) Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended March 31, 1999.

SIGNATURES

The following authorized person has signed this report on our behalf, as required by Section 13 or 15(d) of the Securities Exchange Act of 1934.

                                      GENESIS MICROCHIP INCORPORATED

                                      By: /s/ Paul M. Russo
                                         --------------------
                                         Paul M. Russo
                                         Chairman and Chief Executive Officer

This report has been signed by the following persons in the capacities and on the dates indicated as required by the Securities Exchange Act of 1934.

Name                                                  Title                              Date
----                                                  -----                              ----
/s/ Paul M. Russo
-------------------------------------
Paul M. Russo                          Chairman and Chief Executive Officer          August 20, 1999

/s/ Eric Erdman
-------------------------------------
Eric Erdman                            Chief Financial Officer and Secretary         August 20, 1999

/s/ Brian S. Campbell
-------------------------------------
Brian S. Campbell                      Director                                      August 20, 1999

/s/ James E. Donegan
-------------------------------------
James E. Donegan                       Director                                      August 20, 1999

/s/ George A. Duguay
-------------------------------------
George A. Duguay                       Director                                      August 20, 1999

/s/ Lawrence G. Finch
-------------------------------------
Lawrence G. Finch                      Director                                      August 20, 1999

/s/ Alexander S. Lushtak
-------------------------------------
Alexander S. Lushtak                   Director                                      August 20, 1999

/s/ William H. Welling
-------------------------------------
William H. Welling                     Director                                      August 20, 1999

                                 EXHIBIT INDEX

 Exhibit
 Number    Description
 ------    -----------

  23.1     Consent of KPMG, independent accountant

  27.1     Financial Data Schedule for the ten months ended March 31, 1999