Form 10-Q
period 1999-09-30
GENESIS MICROCHIP INC
filed 1999-11-09
CIK 1053782

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                              -----------------

                                   FORM 10-Q

                                  (mark one)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              Former address: N/A

                            Former Fiscal Year: N/A

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

   There were 18,837,435 shares of the registrant's common shares issued and outstanding as of September 30, 1999.

                        GENESIS MICROCHIP INCORPORATED
                                   FORM 10-Q
                     THREE MONTHS ENDED SEPTEMBER 30, 1999

                                     Index

Item Number                                                                     Page
-----------                                                                     ----
Part I:   Financial Information
     Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at March 31, 1999 and
            September 30, 1999                                                     1

          Condensed Consolidated Statements of Operations for the three and six month periods ended September 30, 1999 and August 31,
            1998                                                                   2

          Condensed Consolidated Statements of Comprehensive Income for
            the three and six month periods ended September 30, 1999 and
            August 31, 1998                                                        2

          Condensed Consolidated Statements of Cash Flows for the six
            month periods ended September 30, 1999 and August 31, 1998             3

          Notes To Condensed Consolidated Financial Statements                     4

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                           5

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk         15

Part II:  Other Information
     Item 1.   Legal Proceedings                                                   *

     Item 2.   Changes in Securities                                               *

     Item 3.   Defaults Upon Senior Securities                                     *

     Item 4.   Submission of Matters to a Vote of Security Holders                15

     Item 5.   Other Information                                                   *

     Item 6.   Exhibit 27 Financial Data Schedule                                 16
               Exhibits and Reports on Form 8-K                                   16

Signature                                                                         16

* No information has been provided because item is not applicable.

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                        GENESIS MICROCHIP INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollar amounts in thousands of U.S. dollars)
                                  (unaudited)

                                       ASSETS
                                                                       September    March 31,
                                                                       30, 1999       1999
                                                                    -------------------------
Current assets:
   Cash and cash equivalents                                             $43,366     $ 38,479
   Accounts receivable trade, net of allowance for doubtful               10,176        9,413
     accounts of $190 at September 30 and $124 at March 31
   Investment tax credits recoverable                                        904        1,221
   Inventory                                                               5,216        6,963
   Other                                                                     853        2,958
                                                                    -------------------------
       Total current assets                                               60,515       59,034
 Capital assets                                                            6,633        3,871
 Deferred income taxes                                                     1,834        1,830
 Other                                                                     1,180           80
                                                                    -------------------------
          Total assets                                                   $70,162     $ 64,815
                                                                    =========================

                            LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Bank indebtedness                                                     $     -     $    145
   Accounts payable                                                        3,479        2,428
   Accrued liabilities                                                     3,337        4,865
   Current portion of loans payable                                           97        1,465
                                                                    -------------------------
       Total current liabilities                                           6,913        8,903
 Long-term liabilities:
   Loans payable                                                             519          504
                                                                    -------------------------
       Total liabilities                                                   7,432        9,407
 Shareholders' equity:
   Special shares:
   Authorized - 1,000,000,000 shares without par value
   Issued and outstanding - no shares at September 30 or March 31
   Common shares:
   Authorized - 1,000,000,000 shares without par value
   Issued and outstanding - 18,837,435 shares at September 30 and         70,457       68,447
   18,345,093 shares at March 31
     Additional paid in capital                                            1,293        1,293
     Cumulative other comprehensive loss                                     (94)         (94)
     Deferred compensation                                                  (313)        (326)
     Deficit                                                              (8,613)     (13,912)
                                                                    -------------------------
       Total shareholders' equity                                         62,730       55,408
                                                                    -------------------------
          Total liabilities and shareholders' equity                     $70,162     $ 64,815
                                                                    =========================

See accompanying notes to condensed consolidated financial statements.

                        GENESIS MICROCHIP INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    (dollar amounts in thousands of U.S. dollars, except per share amounts)
                                  (unaudited)

                                                 Three Months Ended               Six Months Ended
                                                 ------------------               ----------------
                                              September 30,   August 31,      September 30,   August 31,
                                                   1999          1998              1999          1998
                                           -------------------------------------------------------------
Revenues                                         $16,362       $ 6,672           $32,668       $12,442
Cost of revenues                                   5,002         2,170            10,266         4,103
                                           -------------------------------------------------------------
Gross profit                                      11,360         4,502            22,402         8,339

Operating expenses:
      Research and development                     3,741         2,187             7,141         4,380
      Selling, general and administrative          3,112         2,117             6,385         3,947
      Merger-related costs                             -             -             3,455             -
                                           -------------------------------------------------------------
           Total operating expenses                6,853         4,304            16,981         8,327
                                           -------------------------------------------------------------
Income from operations                             4,507           198             5,421            12
Interest income                                      515           419               932           933
                                           -------------------------------------------------------------
Income before income taxes                         5,022           617             6,353           945
Provision for income taxes                           996             -             1,054             -
                                           -------------------------------------------------------------
Net income                                       $ 4,026       $   617           $ 5,299       $   945
                                           ===========================================================

Earnings per share:
      Basic                                        $0.22         $0.04             $0.29         $0.06
      Diluted                                      $0.20         $0.03             $0.27         $0.05

Weighted average number of common shares
  outstanding (in thousands):
      Basic                                       18,499        16,192            18,437        16,008
      Diluted                                     19,784        18,455            19,808        18,455

See accompanying notes to condensed consolidated financial statements.


                        GENESIS MICROCHIP INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    (amounts in thousands of U.S. dollars)
                                  (unaudited)

                                                                  Three Months Ended                   Six Months Ended
                                                                  ------------------                   ----------------
                                                               September 30,    August 31,        September 30,    August 31,
                                                                    1999           1998                1999          1998
                                                            -------------------------------------------------------------------
Net income                                                         $4,026           $617               $5,299         $945

Cumulative translation adjustment                                       -              -                    -            7
                                                            -------------------------------------------------------------------
Comprehensive income                                               $4,026           $617               $5,299         $952
                                                            ===================================================================

See accompanying notes to condensed consolidated financial statements.

                        GENESIS MICROCHIP INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (dollar amounts in thousands of U.S. dollars)
                                  (unaudited)

                                                                                       Six Months Ended
                                                                                       -----------------
                                                                                   September 30,    August 31,
                                                                                       1999            1998
                                                                               --------------------------------
Cash flows from operating activities:
       Net income                                                                     $ 5,299         $   945
       Adjustments to reconcile net income to cash
          used in operating activities:
          Amortization                                                                  1,232             529
          Non-cash compensation expense related to stock
              options                                                                      13              38
          Inventory provision                                                             350               -
          Change in operating assets and liabilities:
              Accounts receivable trade                                                  (857)         (2,362)
              Investment tax credits receivable                                           612            (471)
              Inventory                                                                 1,396          (1,592)
              Other current assets                                                      2,208              27
              Accounts payable                                                          1,040             (32)
              Accrued liabilities                                                      (1,843)           (330)
                                                                               --------------------------------
                          Net cash from (used in) operating activities                  9,450          (3,248)
Cash flows from investing activities:
       Additions to capital assets                                                     (3,993)         (1,177)
       Additions to other assets                                                       (1,100)              -
                                                                               --------------------------------
                          Cash used in investing activities                            (5,093)         (1,177)
Cash flows from financing activities:
       Proceeds from issue of common shares, net of
          issue costs                                                                   2,034           3,961
       Proceeds (repayment) of bank indebtedness - net                                   (483)            608
       Repayment of loans payable                                                      (1,034)            (59)
                                                                               --------------------------------
                          Net cash from financing activities                              517           4,510
Effect of currency translation on cash balances                                            13             100
                                                                               --------------------------------
Increase in cash and cash equivalents                                                   4,887             185
Cash and cash equivalents, beginning of period                                         38,479          35,385
                                                                               --------------------------------
Cash and cash equivalents, end of period                                              $43,366         $35,570
                                                                               ================================

   See accompanying notes to condensed consolidated financial statements.

                        GENESIS MICROCHIP INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Basis of presentation

We have prepared the accompanying unaudited condensed financial statements according to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Consequently, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with our financial statements and notes thereto for the year ended March 31, 1999 that are included in our 10-K filing with the Securities and Exchange Commission. We believe that the accompanying financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, that are necessary for fair presentation of the results for the interim periods presented. The results of operations for the periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

2.   Comparative figures

On May 28, 1999, we changed our fiscal year to March 31 from May 31, effective March 31, 1999. As a result, our unaudited condensed statements of operations, of comprehensive income and of cash flows compare the current three and six month periods ended September 30, 1999 with the closest corresponding periods of the previous year, which are the three and six month periods ended August 31, 1998.

3.   Earnings per share

Basic earnings per common share are computed by dividing the net income in a period by the weighted average number of common shares outstanding during that period. Diluted earnings per share are calculated in order to give effect to all potential common shares issuable during the period. The weighted average number of diluted shares outstanding is calculated by assuming that any proceeds from potential common shares, such as stock options, are used to repurchase common shares at the average share price in the period.

Per share information calculated on this basis is as follows (in thousands, except per share amounts):

                                                                Three Months Ended                   Six Months Ended
                                                                ------------------                   ----------------
                                                             September 30,    August 31,        September 30,    August 31,
                                                                  1999           1998                1999           1998
                                                            ----------------------------------------------------------------
Numerator:
       Net income                                               $ 4,026         $   617            $ 5,299         $   945
                                                            ================================================================

Denominator for basic earnings per share-
       Weighted average common shares outstanding                18,499          16,192             18,437          16,008
                                                            ================================================================

Basic earnings per share                                        $  0.22         $  0.04            $  0.29         $  0.06
                                                            ================================================================

Denominator for diluted earnings per share-
       Weighted average common shares outstanding                18,499          16,192             18,437          16,008
       Stock options and warrants                                 1,285           2,263              1,371           2,447
                                                            ----------------------------------------------------------------
       Shares used in computing diluted earnings per share
                                                                 19,784          18,455             19,808          18,455
                                                            ================================================================

Diluted earnings per share                                      $  0.20         $  0.03            $  0.27         $  0.05
                                                            ================================================================

4.   Segmented information

We operate and track our results in one operating segment. We design, develop and market integrated circuits that manipulate and process digital images.

Revenues from our unaffiliated customers by geographic region were as follows (in thousands):

                                      Three Months Ended             Six Months Ended
                                      ------------------             ----------------
                                  September 30,   August 31,     September 30,    August 31,
                                     1999           1998             1999           1998
                                  ----------------------------------------------------------
United States                       $ 3,988        $ 2,796          $ 6,937         $ 5,733
Japan and Asia                       12,080          3,379           25,056           5,991
Europe                                  176            373              491             594
Canada                                  118            124              184             124
                                  ----------------------------------------------------------
                                    $16,362        $ 6,672          $32,668         $12,442
                                  ==========================================================

Net long-lived assets by country of location were as follows (in thousands):

                                                                 September 30,    March 31,
                                                                     1999           1999
                                                                 --------------------------
United States                                                        $1,324        $1,291
Canada                                                                5,429         2,580
                                                                 --------------------------
                                                                     $6,633        $3,871
                                                                 ==========================

The following table shows the percentage of our revenue in each period that was derived from customers who individually accounted for more than 10% of revenue in that period:

                                      Three Months Ended           Six Months Ended
                                      ------------------           ----------------
                                  September 30,    August 31,    September 30,    August 31,
                                      1999            1998            1999           1998
                                  ----------------------------------------------------------
Customer A                                13%           -                11%             -
Customer B                                 -           12%                -              -
Customer C                                 -            -                 -             16%
Customer D                                 -            -                 -             13%

At September 30, 1999, no one customer accounted for more that 10% of accounts receivable trade. At March 31, 1999, one customer accounted for 21% of accounts receivable trade and a second customer accounted for 11% of accounts receivable trade.

5.   Recent accounting pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," or SFAS 133.

SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The impact to our financial statements of adopting SFAS 133, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, has not been determined.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains numerous statements of a forward-looking nature relating to potential future events or to our future financial performance. Our actual future results may differ significantly from those forward-looking statements. You should consider the various factors identified under the caption "Factors that may affect future operating results" in evaluating those statements.

Overview

We design, develop and market integrated circuits, or chips, that process digital video and graphic images. Our chips translate source video, graphics and digital images in order to be able to show them on various display systems, such as flat panel computer monitors or digital televisions. We do not manufacture our chips. We procure them from third party manufacturers, such as IBM Corporation, Taiwan Semiconductor Manufacturing Corporation and United Semiconductor Corporation.

Applications for our products include:
 .  flat panel computer monitors,
 .  digital CRT computer monitors,
 .  digital projection systems,
 .  advanced image processing applications such as video editing, medical and security systems, and
 . emerging consumer electronics applications, such as digital television and DVD.

Results of operations

The following table shows unaudited statement of operations data for the three and six month periods ended September 30, 1999 and August 31, 1998, expressed as a percentage of revenues:

                                                Three Months Ended               Six Months Ended
                                                ------------------               ----------------
                                             September 30,    August 31,   September 30,   August 31,
                                                  1999           1998          1999          1998
                                             ------------------------------------------------------------
Revenues                                        100.0%         100.0%           100.0%         100.0%
Cost of revenues                                 30.6%          32.5%            31.4%          33.0%
                                             ------------------------------------------------------------
Gross profit                                     69.4%          67.5%            68.6%          67.0%

Operating expenses:
       Research and development                  22.9%          32.8%            21.9%          35.2%
       Selling, general and administrative       19.0%          31.7%            19.5%          31.7%
       Merger-related costs                       0.0%           0.0%            10.6%           0.0%
                                             ------------------------------------------------------------
             Total operating expenses            41.9%          64.5%            52.0%          66.9%
                                             ------------------------------------------------------------
Income from operations                           27.5%           3.0%            16.6%           0.1%
Interest income                                   3.2%           6.2%             2.8%           7.5%
                                             ------------------------------------------------------------
Income before income taxes                       30.7%           9.2%            19.4%           7.6%
Provision for income taxes                        6.1%           0.0%             3.2%           0.0%
                                             ------------------------------------------------------------
Net income                                       24.6%           9.2%            16.2%           7.6%
                                             ============================================================

Revenues: Revenue for the three months ended September 30, 1999 increased to $16.4 million from $6.7 million in the three month period ended August 31, 1998, an increase of 145%. Revenue for the six months ended September 30, 1999 increased to $32.7 million from $12.4 million in the six month period ended August 31, 1998, an increase of 164%. The year over year increases in revenue results primarily from increased demand for our products in the flat panel LCD computer monitor market.

Revenue from the flat panel computer monitor market increased to $11.5 million, or 70.0% of our revenue, in the three months ended September 30, 1999, from $3.7 million, or 55.3% of our revenue in the three months ended August 31, 1998. This market represented 70.3% of our revenue, or $23.0 million, in the six months ended September 30, 1999, compared with 52.4% of our revenue, or $6.5 million, in the six months ended August 31, 1998. The increase in revenue was a result of the overall growth of this market.

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

Several new LCD panel manufacturing facilities are being built in Taiwan, as well as other countries, in particular Korea and Japan. Any delays in bringing these facilities into production would continue to restrict the overall growth of the flat panel computer monitor market.

Revenue from our next largest market, the projection systems market, increased to $1.8 million or 11.2% of our revenue in the three months ended September 30, 1999, from $1.2 million or 17.7% of our revenue in the three months ended August 31, 1998. This market represented 13.4% of our revenue, or $4.4 million, for the six months ended September 30, 1999, compared to 27.3% of our revenue, or $3.4 million, for the six months ended August 31, 1998. The dollar increase in revenue was primarily a result of an increase in units sold, partially offset by a reduction of average selling prices. The decline of projection systems market revenue as a percentage of our total revenue was a result of a faster rate of revenue growth from the flat panel computer monitor market compared to the projection systems market.

In the three months ended September 30, 1999, 31.6% of our revenue was derived from shipments to customers located in Taiwan. In addition, two suppliers located in Taiwan manufacture most of our chips. On September 21, 1999 there was a major earthquake in Taiwan, which caused disruption to both our suppliers and our customers. We anticipate that there could be some disruption to the operations of our customers and our suppliers in the next several months as a result of earthquake damage. This disruption could reduce demand for our products or result in our inability to procure sufficient product to satisfy customer orders.

As a result of the factors described above, we do not expect to sustain the past rates of revenue growth in future periods.

Gross Profit. Gross profit for the three months ended September 30, 1999 increased to $11.4 million from $4.5 million in the three months ended August 31, 1998. For the six months ended September 30, 1999, gross profit increased to $22.4 million from $8.3 million in the six month period ended August 31, 1998. As a percentage of revenues, gross profit represented 69.4% of revenues in the three months ended September 30, 1999 from 67.5% of revenues in three months ended August 31, 1998. Gross profit increased to 68.6% in the six months ended September 30, 1999 from 67.0% in the six months ended August 31, 1998. The increase in gross profit percentage in 1999 over 1998 was primarily attributable to a more favorable mix of products sold, including the transition of customers to newer, cost-reduced products. We expect gross margins to decline in future periods as a result of price competition with other chip suppliers.

Research and Development. Research and development expenses include costs associated with research and development personnel, development tools and prototyping costs, less investment tax credits and government assistance. Research and development expenses for the three months ended September 30, 1999 increased to $3.7 million from $2.2 million in the comparable period in the previous year. These expenses represented 22.9% of revenues in the 1999 period and 32.8% of revenues in the 1998 period. Research and development expenses for the six months ended September 30, 1999 increased to $7.1 million from $4.4 million in the six months ended August 31, 1998. These expenses represented 21.9% of revenues in the six months ended September 30, 1999 and 35.2% of revenues in the six months ended August 31, 1998.

The dollar increase in the 1999 periods over the comparative periods in 1998 reflects higher personnel costs associated with an expansion in our research and development activities and increased prototype and pre-production expenses for new products under development. We expect to continue to make substantial investments in our research and development activities and anticipate that the dollar amount of research and development expenses will continue to increase. The decline in research and development expenses as a percentage of revenues is a result of the rate of growth of revenues exceeding the rate of growth of research and development expenses.

Selling, General and Administrative. Selling, general and administrative expenses consist of personnel and related overhead costs for selling, marketing, customer support, finance, human resources and general management functions and of commissions paid to regional sales representatives. Selling, general and administrative expenses were $3.1 million in the three months ended September 30, 1999 and $2.1 million in the comparable period in the previous year. These expenses represented 19.0% of revenues in the 1999 period and 31.7 % of revenues in the 1998 period. Selling, general and administrative expenses were $6.4 million in the six months ended September 30, 1999 and $3.9 million in the six months ended August 31, 1998. These expenses represented 19.5% of revenues in the 1999 period and 31.7 % of revenues in the 1998 period.

The dollar increases in 1999 over 1998 in selling, general and administrative expenses reflects increased personnel costs related to increased selling, administrative and customer support activities and to increased commissions associated with higher sales volumes. We expect the dollar amount of selling, general and administrative expenses to increase because of additions to administrative, marketing, selling and customer support personnel and continued expansion of our international operations. The decline in selling, general and administrative expenses as a percentage of revenues results from the rate of growth in revenues exceeding the rate of growth of selling, general and administrative expenses.

Interest Income. Interest income in the three months ended September 30, 1999 was

$515,000, compared with $419,000 in the three months ended August 31, 1998. For the six months ended September 30, 1999, interest income was $932,000 compared with $933,000 in the six months ended August 31, 1998. Changes in interest income result from changes in the average amount of cash and cash equivalents on hand, and from interest earned on income taxes and tax credits recoverable. Future interest income will depend on the amount of funds available to invest and on future interest rates.

Provision for Income Taxes. The provisions for income taxes for the three and six month periods ended September 30, 1999, are calculated based on our expected tax rate for the entire fiscal year. There were no provisions for income taxes in the three and six month periods ended August 31, 1998, because we had investment tax credits, non-capital losses or unclaimed research and development expenditures available to reduce taxes payable or taxable income. Future income taxes will depend on our effective tax rates and the distribution of taxable income between taxation jurisdictions.

Liquidity and capital resources

Cash and cash equivalents were $43.4 million at September 30, 1999. Net cash provided by operations for the six months ended September 30, 1999, was $9.5 million. This cash was generated primarily by net income, together with reductions in inventory levels and amounts invested in other assets.

Net cash used in investing activities was $5.1 million in the six months ended September 30, 1999. This cash was used for the purchase of capital assets, including costs of leasehold improvements to our new Canadian operating facilities, and for a $1.1 million investment in a minority interest in a private company.

Continued expansion of our business may require higher levels of capital equipment purchases. We have no significant capital spending or purchase commitments other than purchase commitments made in the ordinary course of business.

Net cash provided by financing activities in the six months ended September 30, 1999 was $517,000. This was primarily a result of funds received for the purchase of shares under our various stock purchase plan and stock option plans of $2.0 million, offset by our net repayment of indebtedness of $1.5 million.

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

We use a number of computer software programs, including operating systems, financial and administrative systems and other information technology, or IT systems, and a number of non-IT systems, typically embedded technologies, in our internal operations. To the extent that our IT and non-IT systems are unable to appropriately interpret the upcoming calendar year 2000, modification or replacement of those systems will be necessary. We have established a committee to identify the IT and non-IT systems that are not year 2000 compliant. Our committee has reviewed our IT and non-IT systems, as well as those of our suppliers and major customers to determine whether or not their systems are year 2000 compliant, and has been communicating with our suppliers and major customers regarding this issue. Our committee is currently reviewing potential year 2000 issues and their impact, as well as investigating possible methods of remediation. We have now substantially implemented remediation programs and expect to be year 2000 compliant in the fourth quarter of calendar 1999. Our costs to date related to year 2000 compliance have not been material. Although the total estimated costs of remediation have not yet been determined, we anticipate that any future costs will also not be material. We believe that a reasonably likely worst case year 2000 scenario would be limitations in the transportation of our products by third parties, either to us from our suppliers, or from us to our customers. This issue is still under review by our year 2000 committee. Our contingency plan to handle such a scenario is to hold additional inventory on our premises, in order to mitigate potential delays in receiving products from our suppliers.

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

Factors that may affect future operating results

The following factors may have a harmful impact on our business:

We subcontract our manufacturing, assembly and test operations

We do not have our own fabrication facilities, assembly or testing operations. Instead, we rely on others to fabricate, assemble and test all of our products. We have our products manufactured by IBM, United Semiconductor Corporation, Taiwan Semiconductor Manufacturing Corporation and Samsung Semiconductor, Inc. No product is purchased from more than one supplier. There are many risks associated with our dependence upon outside manufacturing, including:

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

We face intense competition and may not be able to compete effectively

We compete with both large companies and start-up companies, including Arithmos, Inc., Macronix International Co., Ltd., Philips Semiconductors, a division of Philips Electronics N.V., Pixelworks, Inc., Sage, Inc. and Silicon Image, Inc. We anticipate that as the markets for our products develop, our current customers may develop their own products and competition from diversified electronic and semiconductor companies will intensify. Some competitors are likely to include companies with greater financial and other resources than us. Increased competition could harm our business, by, for example, increasing pressure on our profit margins or causing us to lose customers.

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

For the three months ended September 30, 1999, 70.0% of our revenues were derived from sales to customers in the flat panel computer monitor market. This and other potential markets may not develop as expected, which would harm our business.

We must develop new products and enhance our existing products to react to rapid technological change

We must develop new products and enhance our existing products with improved technologies to meet rapidly evolving customer requirements and industry standards. We need to design products for customers that continually require higher functionality at lower costs. This requires us to continue to add features to our products and to include all of these features on a single chip. The development process for these advances is lengthy and will require us to accurately anticipate technological innovations and market trends. We may be unable to successfully develop new products or product enhancements in a timely manner, or at all. Any new products or product enhancements may not be accepted in new or existing markets. If we fail to develop and introduce new products or product enhancements, that failure will harm our business.

Our products may not be accepted in the flat panel computer monitor market and other emerging markets

Our success in the flat panel computer monitor market, as well as the markets for digital CRTs, home theater, DVD, flat panel and digital television, and HDTV will depend upon the extent to which manufacturers of those products incorporate our integrated circuits into their products. We have only recently begun shipping our products in quantity to manufacturers of flat panel computer monitors, and have only recently begun shipping limited commercial quantities of products to manufacturers in some of the other developing consumer electronics markets. Our ability to sell products into these markets will depend upon demand for the functionality provided by our products. For example, some computer industry participants have proposed that the image processing functions performed by our products should be incorporated within the computer itself rather than in the flat panel computer monitor. If this were to occur, we would be subject to direct competition from suppliers of graphics integrated circuits, many of whom have more resources than we have. The failure of our products to be accepted in the flat panel computer monitor market in particular would harm our business.

A large percentage of our revenues come from sales to a small number of large customers

The markets for our products are highly concentrated. Our sales are derived from a limited number of customers. Sales to our largest five customers accounted for 37.6% of our revenues for the three months ended September 30, 1999. We expect that a small number of customers will continue to account for a large amount of our revenues. All of our sales are made on the basis of purchase orders rather than long-term agreements so that any customer could cease purchasing products at any time without penalty. For example, In Focus Systems, Inc., our largest customer in our second largest market, projection systems, temporarily ceased placing orders in May 1998 in order to reduce its inventory levels. This would have had a significant impact on the August 1998 quarter had we not had offsetting growth in the flat panel computer monitor market. The decision by any large customer to decrease or cease using our products would harm our business.

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

A large percentage of our revenues will come from sales outside of North America, which creates additional business risks

A large portion of our revenues will come from sales to customers outside of North America, particularly to equipment manufacturers located in Japan and other parts of Asia. For the three months ended September 30, 1999, sales to regions outside of North America amounted to 74.9% of revenues. These sales are subject to numerous risks, including:

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

If we cannot attract and retain key employees, our business would be harmed.


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


PART II: OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual and Special General Meeting of Shareholders held on September 28, 1999, shareholders voted on the following proposals:

1. A resolution confirming that no directors are to be elected to replace the two directors whose terms of office expired at the general meeting, as described in the information circular accompanying the proxy.

2. The appointment of KPMG LLP as auditors for the year ending March 31, 2000.

3. A special resolution giving Genesis the authority to acquire its own shares, as described in the information circular accompanying the proxy.

4. A special resolution giving the Board of Directors the authority to exercise the powers under subsection 26(4) of the Companies Act (Nova Scotia) described in the information circular accompanying the proxy.

5. A special resolution approving the amendments to the articles of association as described in the information circular accompanying the proxy.

6. A resolution approving the amendments to the 1997 Non-Employee Stock Option Plan as described in the information circular accompanying the proxy.

The following table shows the results of the voting on September 29, 1999 for each proposal:

Proposal                                                       Broker Non-
 Number             For           Against       Abstained         Votes
---------------------------------------------------------------------------
       1         11,867,573      1,334,737             -                 -
       2         13,184,012          4,352        13,946                 -
       3          9,088,853         21,606        13,039         4,078,812
       4          8,808,484        195,645       119,369         4,078,812
       5          8,676,828        327,129       119,541         4,078,812
       6         12,740,534        433,392        28,384                 -

As a result of this vote proposals 1, 2 and 6 were passed and became immediately effective. Proposals 3,4 and 5 were passed, but because they were special resolutions they were subject to a confirmatory before they could become effective. A shareholder meeting was held on October 19, 1999 in order to hold a confirmatory vote.

The result of the confirmatory vote was as follows:

Proposal                                                       Broker Non-
 Number             For           Against       Abstained         Votes
---------------------------------------------------------------------------
       3          9,088,853         21,606        13,039         4,078,812
       4          8,808,484        195,645       119,369         4,078,812
       5          8,676,828        327,129       119,541         4,078,812

As a result of the confirmatory vote, proposals 3, 4 and 5 became effective.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   The following exhibit is attached:

     27.1     Financial Data Schedule

b)   Reports on Form 8-K:

     We filed no reports on Form 8-K in the three months ended September 30, 1999.


SIGNATURE

Our authorized representative has signed this report on our behalf as required by the Securities Exchange Act of 1934.


                                        GENESIS MICROCHIP INCORPORATED



                                        By: /s/ I. ERIC ERDMAN
                                        ------------------------------------
                                        I. Eric Erdman
                                        Chief Financial Officer & Secretary

                                        (Authorized Officer &
                                        Principal Financial Officer)
Date:  November 5, 1999