Form 10-Q
period 1999-12-31
GENESIS MICROCHIP INC
filed 2000-02-14
CIK 1053782

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                            _________________

                                   FORM 10-Q

                                  (mark one)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

   There were 18,935,620 shares of the registrant's common shares issued and outstanding as of December 31, 1999.

                        GENESIS MICROCHIP INCORPORATED
                                   FORM 10-Q
                     THREE MONTHS ENDED DECEMBER 31, 1999

                                     Index

Item Number                                                                                                   Page
-----------                                                                                                   ----
Part I:  Financial Information
   Item 1.  Financial Statements
      Condensed Consolidated Balance Sheets at March 31, 1999 and December 31, 1999                              1

      Condensed Consolidated Statements of Operations for the three and nine month periods ended December
       31, 1999 and November 30, 1998                                                                            2

      Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended
       December 31, 1999 and November 30, 1998                                                                   2

      Condensed Consolidated Statements of Cash Flows for the nine month periods ended December 31, 1999
       and November 30, 1998                                                                                     3

      Notes To Condensed Consolidated Financial Statements                                                       4

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                5

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                          12

Part II: Other Information
   Item 1.  Legal Proceedings                                                                                   13
   Item 2.  Changes in Securities                                                                                *
   Item 3.  Defaults Upon Senior Securities                                                                      *
   Item 4.  Submission of Matters to a Vote of Security Holders                                                 13
   Item 5.  Other Information                                                                                    *
   Item 6.  Exhibit 27 Financial Data Schedule                                                                  13
            Exhibits and Reports on Form 8-K                                                                    13

Signature                                                                                                       13

* No information has been provided because this item is not applicable.

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                        GENESIS MICROCHIP INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollar amounts in thousands of U.S. dollars)
                                  (unaudited)

                                        ASSETS
                                                                December     March 31,
                                                                31, 1999       1999
                                                             -------------------------
Current assets:
    Cash and cash equivalents                                $     43,962    $  38,479
    Accounts receivable trade, net of allowance for
     doubtful accounts of $228 at December 31 and $124 at
     March 31                                                       6,519        9,413


    Income taxes recoverable                                          147        1,221
    Inventory                                                       5,775        6,963
    Other                                                             789        2,958
                                                             -------------------------
      Total current assets                                         57,192       59,034
 Capital assets                                                     8,783        3,871
 Deferred income taxes                                              3,690        1,830
 Other                                                              1,180           80
                                                             -------------------------
       Total assets                                          $     70,845    $  64,815
                                                             =========================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Bank indebtedness                                        $          -    $     145
    Accounts payable                                                3,789        2,428
    Accrued liabilities                                             3,022        4,865
    Current portion of loans payable                                   93        1,465
                                                             -------------------------
      Total current liabilities                                     6,904        8,903
 Long-term liabilities:
    Loans payable                                                     500          504
                                                             -------------------------
      Total liabilities                                             7,404        9,407
 Shareholders' equity:
   Special shares:
   Authorized - 1,000,000,000 shares without par value
   Issued and outstanding - no shares at December 31 or
   March 31
   Common shares:
   Authorized - 1,000,000,000 shares without par value
   Issued and outstanding - 18,935,620 shares at December 31       70,950       68,447
   and 18,345,093 shares at March 31
    Additional paid in capital                                      1,293        1,293
    Cumulative other comprehensive loss                               (94)         (94)
    Deferred compensation                                            (295)        (326)
    Deficit                                                        (8,413)     (13,912)
                                                             -------------------------
      Total shareholders' equity                                   63,441       55,408
                                                             -------------------------
       Total liabilities and shareholders' equity            $     70,845    $  64,815
                                                             =========================

See accompanying notes to condensed consolidated financial statements.

                        GENESIS MICROCHIP INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    (dollar amounts in thousands of U.S. dollars, except per share amounts)
                                  (unaudited)

                                            Three Months Ended         Nine Months Ended
                                           December     November     December     November
                                           31, 1999     30, 1998     31, 1999     30, 1998
                                       -----------------------------------------------------
Revenues                               $      10,059    $   10,627   $   42,727   $   23,069
Cost of revenues                               3,263         4,315       13,529        8,418
                                       -----------------------------------------------------
Gross profit                                   6,796         6,312       29,198       14,651

Operating expenses:
      Research and development                 4,082         2,412       11,223        6,792
      Selling, general and                     2,991         2,889        9,376        6,836
      administrative
      Merger-related costs                         -             -        3,455            -
                                       -----------------------------------------------------
        Total operating expenses               7,073         5,301       24,054       13,628
                                       -----------------------------------------------------
Income (loss) from operations                   (277)        1,011        5,144        1,023
Interest income                                  550           503        1,482        1,436
                                       -----------------------------------------------------
Income before income taxes                       273         1,514        6,626        2,459
Provision for income taxes                        73             -        1,127            -
                                       -----------------------------------------------------
Net income                             $         200    $    1,514   $    5,499   $    2,459
                                       =====================================================

Earnings per share:
        Basic                          $        0.01    $     0.09   $     0.29   $     0.15
        Diluted                        $        0.01    $     0.08   $     0.28   $     0.13

Weighted average number of common
 shares outstanding (in thousands):

        Basic                                 18,923        16,390       18,669       16,135
        Diluted                               19,807        19,042       19,878       18,650

See accompanying notes to condensed consolidated financial statements.


                        GENESIS MICROCHIP INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    (amounts in thousands of U.S. dollars)
                                  (unaudited)

                                            Three Months Ended         Nine Months Ended
                                           December     November     December     November
                                           31, 1999     30, 1998     31, 1999     30, 1998
                                       -----------------------------------------------------
Net income                                   $200        $1,514       $5,499       $2,459

Cumulative translation adjustment               -             -            -            7
                                       -----------------------------------------------------
Comprehensive income                         $200        $1,514       $5,499       $2,466
                                       =====================================================

See accompanying notes to condensed consolidated financial statements.

                        GENESIS MICROCHIP INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (dollar amounts in thousands of U.S. dollars)
                                  (unaudited)

                                                                            Nine Months Ended
                                                                       December          November
                                                                       31, 1999          30, 1998
                                                                       ---------------------------
Cash flows from operating activities:
       Net income                                                      $ 5,499            $ 2,459
       Adjustments to reconcile net income to cash
         used in operating activities:
         Amortization                                                    1,973                854
         Stock compensation expense                                         31                 57
         Inventory provision                                               550                  -
         Deferred income taxes                                          (1,860)                 -
       Change in operating assets and liabilities:
         Accounts receivable trade                                       2,895             (4,440)
         Income taxes receivable                                         1,333                 74
         Inventory                                                         637             (3,385)
         Other current assets                                            2,166               (356)
         Accounts payable                                                1,354              1,730
         Accrued liabilities                                            (2,157)               789
                                                                       --------------------------
            Net cash from (used in) operating activities                12,421             (2,218)
Cash flows from investing activities:
       Additions to capital assets                                      (6,884)            (1,972)
       Additions to other assets                                        (1,100)                 -
                                                                       --------------------------
            Cash used in investing activities                           (7,984)            (1,972)
Cash flows from financing activities:
       Proceeds from issue of common shares, net of
        issue costs                                                      2,507              5,250
       Proceeds (repayment) of bank indebtedness - net                    (145)               753
       Repayment of loans payable                                       (1,371)              (110)
                                                                       --------------------------
            Net cash from financing activities                             991              5,893
Effect of currency translation on cash balances                             55                 75
                                                                       --------------------------
Increase in cash and cash equivalents                                    5,483              1,778
Cash and cash equivalents, beginning of period                          38,479             35,385
                                                                       --------------------------
Cash and cash equivalents, end of period                               $43,962            $37,163
                                                                       ==========================

    See accompanying notes to condensed consolidated financial statements.

                        GENESIS MICROCHIP INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Basis of presentation

We have prepared the accompanying unaudited condensed financial statements according to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Consequently, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with our financial statements and notes thereto for the ten months ended March 31, 1999 that are included in our most recent 10-K filing with the Securities and Exchange Commission. We believe that the accompanying financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, that are necessary for fair presentation of the results for the interim periods presented. The results of operations for the periods ended December 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

2.   Comparative figures

On May 28, 1999, we changed our fiscal year to March 31 from May 31, effective March 31, 1999. As a result, our unaudited condensed statements of operations, of comprehensive income and of cash flows compare the current three and nine month periods ended December 31, 1999 with the closest corresponding periods of the previous year, which are the three and nine month periods ended November 30, 1998.

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

Per share information calculated on this basis is as follows (in thousands, except per share amounts):

                                                                    Three Months Ended                   Nine Months Ended
                                                                 December          November           December         November
                                                                 31, 1999          30, 1998           31, 1999         30, 1998
                                                                 --------------------------------------------------------------
Numerator:
       Net income                                                 $   200           $ 1,514           $ 5,499           $ 2,459
                                                                  =============================================================

Denominator for basic earnings per share-
       Weighted average common shares outstanding                  18,923            16,390            18,669            16,135
                                                                  =============================================================

Basic earnings per share                                          $  0.01           $  0.09           $  0.29           $  0.15
                                                                  =============================================================

Denominator for diluted earnings per share-
       Weighted average common shares outstanding                  18,923            16,390            18,669            16,135
       Stock options and warrants                                     884             2,652             1,209             2,515
                                                                  -------------------------------------------------------------
       Shares used in computing diluted earnings per share         19,807            19,042            19,878            18,650
                                                                  =============================================================

Diluted earnings per share                                        $  0.01           $  0.08           $  0.28           $  0.13
                                                                  =============================================================

4.   Segmented information

We operate and track our results in one operating segment. We design, develop and market integrated circuits that manipulate and process digital images.

Revenues from our unaffiliated customers by geographic region were as follows (in thousands):

                                          Three Months Ended                    Nine Months Ended
                                       December          November          December          November
                                       31, 1999          30, 1998          31, 1999          30, 1998
                                       --------------------------------------------------------------
United States                           $ 2,663           $ 1,714           $ 9,600           $ 7,447
Japan and Asia                            7,001             8,470           $32,057            14,461
Canada                                       95                70               279               194
Rest of World                               300               373               791               967
                                        -------------------------------------------------------------
                                        $10,059           $10,627           $42,727           $23,069
                                        =============================================================

Net long-lived assets by country of location were as follows (in thousands):

                                                December       March 31,
                                                31, 1999         1999
                                                ------------------------
United States                                   $ 1,392           $1,291
Canada                                            7,391            2,580
                                                ------------------------
                                                $ 8,783           $3,871
                                                ========================


The following table shows the percentage of our revenue in each period that was derived from customers who individually accounted for more than 10% of revenue in that period:

                                          Three Months Ended                    Nine Months Ended
                                       December          November          December          November
                                       31, 1999          30, 1998          31, 1999          30, 1998
                                       --------------------------------------------------------------
Customer A                                15%               22%               11%               14%
Customer B                                12%                                                   12%

At December 31, 1999 one customer accounted for 20% of accounts receivable trade. At March 31, 1999, one customer accounted for 21% of accounts receivable trade and a second customer accounted for 11% of accounts receivable trade.

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

Overview

We design, develop and market integrated circuits, or chips, that process digital video and graphic images. Our chips translate source video, graphics and digital images in order to be able to show them on various display systems such as flat panel computer monitors or digital televisions. We do not manufacture our chips. We procure them from third party manufacturers, such as IBM Corporation, Taiwan Semiconductor Manufacturing Corporation and United Semiconductor Corporation.

Applications for our products include:
 .    flat panel computer monitors,
 .    digital CRT computer monitors,
 .    digital projection systems,
 .    advanced image processing applications such as video editing, medical and security systems, and
 .    emerging consumer electronics applications, such as digital television and
     DVD.

Results of operations

The following table shows unaudited statement of operations data for the three and nine month periods ended December 31, 1999 and November 30, 1998, expressed as a percentage of revenues:

                                                        Three Months Ended                    Nine Months Ended
                                                     December          November          December          November
                                                     31, 1999          30, 1998          31, 1999          30, 1998
                                                     --------------------------------------------------------------
Revenues                                               100.0%           100.0%            100.0%            100.0%
Cost of revenues                                        32.4             40.6              31.7              36.5
                                                     --------------------------------------------------------------
Gross profit                                            67.6             59.4              68.3              63.5

Operating expenses:
       Research and development                         40.6             22.7              26.3              29.4
       Selling, general and administrative              29.7             27.2              21.9              29.6
       Merger-related costs                              0.0              0.0               8.1               0.0
                                                     --------------------------------------------------------------
         Total operating expenses                       70.3             49.9              56.3              59.0
                                                     --------------------------------------------------------------
Income (loss) from operations                           (2.7)             9.5              12.0               4.5
Interest income                                          5.5              4.7               3.5               6.2
                                                     --------------------------------------------------------------
Income before income taxes                               2.8             14.2              15.5              10.7
Provision for income taxes                               0.7              0.0               2.6               0.0
                                                     --------------------------------------------------------------
Net income                                               2.1%            14.2%             12.9%             10.7%
                                                     ==============================================================

Revenues: Revenues for the three months ended December 31, 1999 decreased to $10.1 million from $10.6 million in the three months ended November 30, 1998, a decrease of 5.3%. Revenue for the nine months ended December 31, 1999 increased to $42.7 million from $23.1 million in the nine months ended November 30, 1998, an increase of 85.2%. The year-over-year increase in revenue results primarily from increased demand for our products in the flat panel computer monitor market.

Revenue from the flat panel computer monitor market decreased to $7.0 million, or 69.2% of our revenue, in the three months ended December 31, 1999, from $7.5 million, or 70.6% of our revenue, in the three months ended November 30, 1998. This market represented 70.1% of our revenue, or $30.0 million, in the nine months ended December 31, 1999, compared with 60.8% of our revenue, or $14.0 million, in the nine months ended November 30, 1998. The year-over-year increase in revenue was primarily a result of the overall growth of this market.

The overall growth of the flat panel computer monitor market was positively impacted in calendar 1998 by significant reductions in their retail selling prices. Retail prices declined from about $2,500 in early calendar 1998 to about $800 in early calendar 1999. This decline was primarily as a result of reductions in the cost of LCD panels which are the primary component in flat panel monitors. The reduction in the cost of LCD panels was caused by improved panel manufacturing yields and by the devaluation of currencies in the countries, principally in Asia, where LCD panels are manufactured.

Since early calendar 1999, there has been a lack of capacity to manufacture a sufficient number of LCD panels to satisfy the increasing demand. This lack of panel availability resulted in an increase in the cost of LCD panels, which in turn, resulted in an increase in the retail selling price of flat panel computer monitors to about $1,200 by the end of the year. The increase in retail selling prices in 1999 resulted in a reduced rate of growth for the flat panel monitor market through reduced end consumer demand, which caused a build-up of analog interface monitor inventories. This inventory build-up has reduced demand for our products in the three months ended December 31, 1999 as vendors seek to reduce their monitor inventory levels.

Several new manufacturing facilities for LCD panels are being built, principally in Asia. Any delays in bringing these facilities into production could continue to restrict the overall growth of the flat panel computer monitor market by limiting the rate of decline of the cost of LCD panels.

Revenue from our next largest market, the projection systems market, decreased to $1.5 million or 14.6% of our revenue in the three months ended December 31, 1999, from $1.8 million or 17.3% of our revenue in the three months ended November 30, 1998. This market represented 13.7% of our revenue, or $5.8 million, for the nine months ended December 31, 1999, compared to 22.7% of our revenue, or $5.2 million, for the nine months ended November 30, 1998. The dollar increase in revenue was primarily a result of an increase in units sold, partially offset by a reduction of average selling prices. The decline of projection systems market revenue as a percentage of our total revenue was a result of a faster rate of revenue growth from the flat panel computer monitor market compared to the projection systems market.

As a result of the factors described above, we do not expect to sustain the past annual rates of revenue growth in future periods.

Gross Profit. Gross profit for the three months ended December 31, 1999 increased to $6.8 million from $6.3 million in the three months ended November 30, 1998. For the nine months ended December 31, 1999, gross profit increased to $29.2 million from $14.7 million in the nine months ended November 30, 1998. As a percentage of revenues, gross profit represented 67.6% of revenues in the three months ended December 31, 1999, up from 59.4% of revenues in three months ended November 30, 1998. Gross profit increased to 68.3% in the nine months ended December 31, 1999 from 63.5% in the nine months ended November 30, 1998. The increase in gross profit percentage in 1999 over 1998 was primarily attributable to a more favorable mix of products sold, including the transition of customers to newer, cost-reduced products and products that have more integrated functionality. We expect gross margins to decline in future periods as a result of price competition with other chip suppliers.

Research and Development. Research and development expenses include costs associated with research and development personnel, development tools and prototyping costs, less investment tax credits and government assistance. Research and development expenses for the three months ended December 31, 1999 increased to $4.1 million from $2.4 million in the comparable period in the previous year. These expenses represented 40.6% of revenues in the 1999 period and 22.7% of revenues in the 1998 period. Research and development expenses for the nine months ended December 31, 1999 increased to $11.2 million from $6.8 million in the nine months ended November 30, 1998. These expenses represented 26.3% of revenues in the nine months ended December 31, 1999 and 29.4% of revenues in the nine months ended November 30, 1998.

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

Selling, General and Administrative. Selling, general and administrative expenses consist of personnel and related overhead costs for selling, marketing, customer support, finance, human resources and general management functions and of commissions paid to regional sales representatives. Selling, general and administrative expenses were $3.0 million in the three months ended December 31, 1999 and $2.9 million in the comparable period in the previous year. These expenses represented 29.7% of revenues in the 1999 period and 27.2 % of revenues in the 1998 period. Selling, general and administrative expenses were $9.4 million in the nine months ended December 31, 1999 and $6.8 million in the nine months ended November 30, 1998. These expenses represented 21.9% of revenues in the 1999 period and 29.6% of revenues in the 1998 period.

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

Interest Income. Interest income in the three months ended December 31, 1999 was $550,000, compared with $503,000 in the three months ended November 30, 1998. For the nine months ended December 31, 1999, interest income was $1.5 million compared with $1.4 million in the nine months ended November 30, 1998. Changes in interest income result from changes in the average amount of cash and cash equivalents on hand, and from interest earned on income taxes and tax credits recoverable. Future interest income will depend on the amount of funds available to invest and on future interest rates.

Provision for Income Taxes. The provisions for income taxes for the three and nine month periods ended December 31, 1999, are calculated based on our expected tax rate for the entire fiscal year. There were no provisions for income taxes in the three and six month periods ended November 30, 1998, because we had investment tax credits, non-capital losses or unclaimed research and development expenditures available to reduce taxes payable or taxable income. Future income taxes will depend on our effective tax rates and the distribution of taxable income between taxation jurisdictions.

Liquidity and capital resources

Cash and cash equivalents were $44.0 million at December 31, 1999. Net cash provided by operations for the nine months ended December 31, 1999, was $12.4 million. This cash was generated primarily by net income, together with reductions in accounts receivable trade, and amounts invested in other current assets.

Net cash used in investing activities was $8.0 million in the nine months ended December 31, 1999. Cash of $6.9 million was used for the purchase of capital assets, including costs of leasehold improvements to our new Canadian operating facilities and a mixed-signal chip tester. We also invested $1.1 million for a minority interest in a private company.

Continued expansion of our business may require higher levels of capital equipment purchases. We have no significant capital spending or purchase commitments other than purchase commitments made in the ordinary course of business.

Net cash provided by financing activities in the nine months ended December 31, 1999 was $1.0 million. This was primarily a result of receiving $2.5 million for the purchase of shares under the terms of our stock purchase plan and stock option plans, offset by our net repayment of indebtedness of $1.5 million.

We believe that our existing cash balances together with any cash generated from our operations will be sufficient to meet our capital requirements on a short-term basis.

Longer term, we may need to raise additional capital to fund investments in operating assets to assist in the growth of our business, such as investments in accounts receivable or inventory, or to purchase capital assets, such as land, buildings or equipment. Because we do not have our own semiconductor manufacturing facility, we may be required to make deposits to secure supply in the future. Although we currently have no plans to raise additional funds, we could be required or could decide to try and raise additional capital in the future.

We periodically evaluate acquisitions of businesses, products or technologies that complement our business. If we were to enter into a transaction of this nature, we may either have to use a portion of our cash, issue debt or issue additional equity securities. If we were to issue additional equity securities, there could be further dilution to our shareholders.

Year 2000 compliance

Many businesses face issues relating to the inability of some computer systems to correctly recognize dates starting January 1, 2000. We have evaluated our products and believe that they function in the year 2000.

We established a committee to identify any systems that are not year 2000 compliant. Our committee has reviewed our systems, as well as those of our suppliers and major customers to determine whether or not their systems are year 2000 compliant. Our committee continues to review potential year 2000 issues and their impact, and will investigate possible methods of remediation if needed. We do not believe that we have any material non-compliant systems. Our costs to date related to year 2000 compliance have not been material.

Factors that may affect future operating results

The following factors may have a harmful impact on our business:

We subcontract our manufacturing, assembly and test operations

We do not have our own chip fabrication facilities, assembly or testing operations. Instead, we rely on others to fabricate, assemble and test all of our chip products. We have our chip products manufactured by IBM, United Semiconductor Corporation, Taiwan Semiconductor Manufacturing Corporation and Samsung Semiconductor, Inc. None of our chip products are purchased from more than one supplier. There are many risks associated with our dependence upon outside manufacturing, including:

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

Our success will depend on the growth of the flat panel and digital CRT computer monitor markets and other consumer electronics video markets

Our ability to generate increased revenues will depend on the growth of the flat panel and digital CRT computer monitor markets. These markets are at early stages of development. Our continued growth will also depend upon emerging markets for consumer electronics video products, such as home theater, DVD, flat screen and digital television, and HDTV. The potential size of these markets and the timing of their development is uncertain and will depend in particular upon:

     .    a significant reduction in the costs of products in the respective markets,
     .    the availability of components required by such products, and
     .    the emergence of competing technologies.

For the three months ended December 31, 1999, 69.2% of our revenue was derived from sales to customers in the flat panel computer monitor market. This and other potential markets may not develop as expected, which would harm our business.

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

A large percentage of our revenue comes from sales to a small number of large customers

The markets for our products are highly concentrated. Our sales are derived from a limited number of customers. Sales to our largest five customers accounted for 47.3% of our revenues for the three months ended December 31, 1999. We expect that a small number of customers will continue to account for a large amount of our revenues. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. Consequently, any customer could cease purchasing products at any time without penalty. The decision by any large customer to decrease or cease using our products would harm our business.

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

A large percentage of our revenues will come from sales outside of North America, which creates additional business risks

A large portion of our revenues will come from sales to customers outside of North America, particularly to equipment manufacturers located in Japan and other parts of Asia. For the three months ended December 31, 1999, sales to regions outside of North America amounted to 72.6% of revenues. These sales are subject to numerous risks, including:

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We carry out a significant portion of our operations in Canada. Although virtually all our revenues and costs of revenues are denominated in U.S. dollars, a substantial portion of our operating expenses are denominated in Canadian dollars. Accordingly, our operating results are affected by changes in the exchange rate between the Canadian and U.S. dollars. Any future strengthening of the Canadian dollar against the US dollar could negatively impact our operating results by increasing our operating expenses. We do not presently engage in any hedging or other transactions intended to manage the risks relating to foreign currency exchange rate fluctuations, other than natural hedges that occur as a result of holding both Canadian dollar denominated assets and Canadian dollar denominated liabilities. We may in the future undertake hedging or other such transactions if management determines that it is necessary to offset exchange rate risks. To date, net exchange gains and losses on Canadian dollar denominated assets and liabilities has not been material.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 8, 1999, a Complaint for Damages in Northshore Laboratories Inc. v.
                                               -------------------------------
Genesis Microchip, Inc., docket no. 99-cv-4774(MCL) was filed in Federal
-----------------------
District Court in Trenton, New Jersey. In that Complaint, Northshore claimed an unspecified amount of damages for breach of contract arising out of a licensing agreement between us. On December 6, 1999, we filed an Answer to Complaint, Counterclaim, Third Party Complaint and Demand for Jury Trial. In our response, we denied the allegations of the Northshore Complaint and made counterclaims for declaratory and injunctive relief as a minority shareholder in Northshore. We believe that our defenses and counterclaims are meritorious.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual and Special General Meeting of Shareholders held on September 28, 1999, our shareholders voted on a number of proposals that are detailed on our Quarterly Report of Form 10-Q for the Period Ended September 30, 1999. Several of these proposals were subject to a confirmatory vote held on October 19, 1999. The results of the September 28, 1999 vote and the October 19, 1999 confirmatory vote are included in Item 4 of Part II of our report on Form 10-Q for the quarterly period ended September 30, 1999, and are incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   The following exhibits are attached:

          10.1     Property Lease
          27.1     Financial Data Schedule

b)   Reports on Form 8-K:

          We filed no reports on Form 8-K in the three months ended December 31, 1999.

SIGNATURE

Our authorized representative has signed this report on our behalf as required by the Securities Exchange Act of 1934.


                                         GENESIS MICROCHIP INCORPORATED



                                         By:  /s/ I. ERIC ERDMAN
                                            ---------------------------------
                                         I. Eric Erdman
                                         Chief Financial Officer & Secretary

                                         (Authorized Officer &
                                         Principal Financial Officer)

Date:  February 11, 2000