Form 10-K
period 2000-03-31
GENESIS MICROCHIP INC
filed 2000-06-29
CIK 1053782

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark one)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

                    For the fiscal year ended March 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of common shares held by non-affiliates at May 31, 2000 was approximately $323,941,000, based on the last reported sale price of our common shares on The Nasdaq National Market on that date of $18.0625 per share. We had 19,252,145 common shares outstanding at May 31, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III incorporates by reference information from our proxy statement for our annual and special general shareholders' meeting to be held on September 14, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                     PART I

ITEM 1. BUSINESS:

Overview

   We design, develop and market integrated circuits that process digital video and graphic images. Our integrated circuits are typically located inside a display device and process images so that they can be viewed on that display. We currently focus on digital display systems such as flat panel computer monitors, digital CRT monitors and digital television.

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

   In addition to our image processing technologies, we have developed communications technologies, primarily through our merger with Paradise Electronics, Inc. in 1999. These communications technologies focus on the reception of data by display devices, such as a computer monitor receiving signals from a computer. Our communications technologies include both analog and digital receivers that meet or exceed industry standard requirements, such as VGA standards for analog and DVI standards for digital receivers. Our integrated circuit products contain various combinations of our image processing or communications technologies, depending on the needs of the targeted market.

   We are incorporated in Canada, and operate through subsidiaries in the United States. Our business is conducted globally, with the majority of our suppliers and customers located in Japan, Korea or Taiwan.

Markets, applications and customers

   Our primary targeted markets include the following:

  . Flat Panel Computer Monitors. Flat panel computer monitors are increasingly replacing monitors that use cathode ray tubes. We commenced commercial shipments of our products to the flat panel computer monitor market in the fourth quarter of calendar 1997. For the year ended March 31, 2000 the flat panel computer monitor market represented 69.0% of our total revenues. Companies whose flat panel computer monitors incorporate our products include Acer, Apple, Dell, Fujitsu, IBM, HP, Philips, Samsung, Sony, ViewSonic, Silicon Graphics and NEC.

  . Digital CRT Monitors. We are currently developing products for the emerging digital CRT monitor markets. The products are based on patent pending technologies for digital CRT monitors. We believe that this market will develop into a major market as the computer industry adopts the digital monitor interface as a standard feature available on all PCs, and that multimedia content providers will demand that their content be protected by copy protection systems that are only available for digital monitors.

  . Consumer Digital Television. We intend to leverage our technologies to create products for consumer digital television markets as they develop. These potential markets include home theater, DVD, flat panel and digital television, and HDTV. We have secured a number of design wins with leading manufacturers in these markets.

Products

   The following table shows our principal integrated circuit products at March 31, 2000:

                                                                                      Production
    Product     Description           Markets                Product Features         Release (1)
-------------------------------------------------------------------------------------------------
    gmZAN1     Video/graphic  Multi-synchronous LCD    Fully integrated analog-to-     Q2 2000
               processor      monitors (with analog-   digital converter (ADC),
                              only interfaces) and     high-quality scaling
                              other fixed-resolution   algorithm, on-chip
                              pixelated displays       programmable onscreen
                                                       display
-------------------------------------------------------------------------------------------------
    gmZRX1     Digital        Standalone and bundled   Integrated TMDS receiver;       Q2 2000
               video/graphic  LCD monitors (with       built-in display timing
               processor      digital interfaces),     generator; auto-
                              projection systems,      configuration and auto-
                              fixed-resolution         detection
                              pixelated displays
-------------------------------------------------------------------------------------------------
    gmB135     Video/graphic  Multi-synchronous LCD    Enhanced scaling engine,        Q1 2000
               processor      monitors; other fixed-   integrated ADC, integrated
                              resolution pixelated     RAM-based onscreen display
                              displays                 controller
-------------------------------------------------------------------------------------------------
    gmAFMC     Adaptive film  Progressive-scan         Optimal de-interlacing for      Q1 2000
               mode           televisions and DVDs,    3:2 pull-down (film
               controller     home theater, projection sources), real-time
                              systems, scan doublers   switching and detection of
                                                       various de-interlacing modes
-------------------------------------------------------------------------------------------------
     gmZ4      Video/graphic  Multi-frequency LCD      Supports resolutions up to      Q4 1999
               processor      monitors (dual-interface UXGA, integrated frame-rate
                              with frame-rate          conversion, embedded
                              conversion), projection  microcontroller
                              systems; home theater
-------------------------------------------------------------------------------------------------
   gmVLX1A-X   Digital video  Home theater, PCTV, DVD, Genesis proprietary             Q1 1999
               processor      plasma panels,           vertical-temporal filtering,
                              projection systems, scan advanced film mode, advanced
                              doublers                 scaling engine, built-in
                                                       display controller
-------------------------------------------------------------------------------------------------
    gmFC1A     Video/graphic  Digital projection       High-speed DRAM-based frame     Q1 1999
               frame refresh  systems, flat panel      rate converter (8 bit) with
               rate converter monitors, digital        direct interface to the gmZ1
                              televisions, video
                              walls, home theater
-------------------------------------------------------------------------------------------------
    gmZ2/Z3    Video/graphic  Multi-frequency LCD      Three-channel scaling           Q4 1998
               processor      monitors (dual-interface engine, spatial de-
                              without frame-rate       interlacing, RGB and YUV
                              conversion), projection  inputs, resolution support
                              systems, home theater    up to XGA (gmZ2) or SXGA
                                                       (gmZ3)
-------------------------------------------------------------------------------------------------
    gmB120     LCD monitor    A wide variety of active Integrated ADC, clock           Q2 1998
               controller     matrix TFT panels        generator, image processor
                                                       and panel controller
-------------------------------------------------------------------------------------------------
     gmZ1      Video/graphic  Digital projection       Integrated high-quality         Q3 1997
               processor      systems, flat panel      three channel, real-time
                              monitors, digital        digital image zoom and
                              televisions, home        digital video de-interlacing
                              theater                  with display synchronization
                                                       capability, resolutions up
                                                       to XGA


(1) Calendar quarters

Research and development

   Our research and development efforts are performed within the following four specialized groups:

  . Algorithm Development Group: focuses on developing high-quality image processing technologies and their implementation in silicon.

  . Product Development Group: focuses on developing standard semiconductor components to service our monitor and computer OEM customers and providing them with a complete turn-key solution, which reduces their time-to-market

  . System Engineering Group: concentrates on producing evaluation boards and manufacture-ready reference designs that facilitate the integration of our products into the products of our customers.

  . Software Engineering Group: develops the software environment required for our products to work within their corresponding systems. The software engineering group occasionally customizes the software to meet specific customer needs.

   As of March 31, 2000, we had 79 full-time employees engaged in research and development. Expenditures for research and development for the year ended March 31, 2000, net of investment tax credits and government assistance, were $15.1 million. For the ten months ended March 31, 1999 they were $9.3 million, and for the fiscal year ended May 31, 1998 they were $6.2 million.

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

   Our sales are derived from a limited number of customers, with the top five customers accounting for 34% of total revenues for the year ended March 31, 2000, 47% during fiscal 1999, and 55% during fiscal 1998. In particular, sales to Samsung Electronics Co., Ltd. accounted for 10% of total revenues during the year ended March 31, 2000.

   As of March 31, 2000, our sales and marketing force totaled 42 people. This included 16 field applications engineers whose role is to assist our customers to incorporate our integrated circuits into their products.

Manufacturing

   Our products are manufactured by third parties with state-of-the-art fabrication equipment and technology. This approach enables us to focus on product design and development, minimizes capital expenditures and provides us with access to advanced manufacturing facilities. Currently, our products are being fabricated, assembled and tested by USC, TSMC, ASE, SPIL, and DTS.

   As semiconductor manufacturing technologies advance, manufacturers typically retire their older manufacturing processes in favor of newer processes. When this occurs, the manufacturer generally provides notice to its customers of its intent to discontinue a process, and its customers will either retire the affected part or design a newer version of the part which can be manufactured on the more advanced process. Consequently, our products may become unavailable from their current manufacturers if the processes on which they are produced are discontinued. However, our devices are mainly .35 micron technology and this geometry will likely be available for the next two to three years. We must manage the transition to new parts from the older parts. We have commitments from our suppliers to provide two years notice of any discontinuance of their manufacturing processes in order to assist us in managing these types of product transitions.

   All of our products are single sourced with only one supplier for each device. Based on our current volumes of production this approach of single sourcing is reasonable. As our target markets grow, it will be important to secure sufficient fab capacity. Both of our fabrication suppliers are in the process of adding additional capacity to respond to a worldwide capacity shortage for wafers.

Intellectual property and licenses

   We protect our technology through a combination of patents, copyrights, trade secret laws, trademark registrations, confidentiality procedures and licensing arrangements. We have been issued 10 patents in the United States and six in Europe, each covering aspects of algorithms, design or architectures. These patents expire from 2011 to 2014. In addition, we have five patent applications pending in the United States Patent and Trademark Office, 10 pending Japanese patent applications, 10 pending Korean patent applications, two pending Taiwanese patent applications and four pending European patent applications. To supplement our proprietary technology, we license several patents from third parties.

Competition

   The markets in which we operate are intensely competitive and are characterized by rapid technological change, evolving industry standards and declining average selling prices. We face competition from both large companies and start-up companies, including Macronix International Co., Ltd., Philips Semiconductors, a division of Philips Electronics NV, Silicon Image, Inc., ST Microelectronics, Inc., Pixelworks, Inc. and Sage, Inc. We believe that the principal competitive factors in our markets are:

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

Employees

   As of March 31, 2000, we employed a total of 165 full-time employees, including 79 in research and development, 42 in sales and marketing, 27 in manufacturing operations and 17 in finance and administration. We employ a number of temporary and part-time employees as well as consultants on a contract basis. Our employees are not represented by a collective bargaining organization. We believe that relations with our employees are satisfactory.

ITEM 2. PROPERTIES:

   We lease offices in Thornhill, Ontario, Canada and Alviso, California. We believe that our existing facilities are adequate to meet our needs for the immediate future and that future growth can be accomplished by leasing additional or alternative space on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS:

   We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

   No matters were submitted to a vote of our security holders during the three months ended March 31, 2000.

                                    PART II

ITEM 5. MARKET FOR OUR COMMON SHARES AND RELATED SHAREHOLDER MATTERS:

Market information

   Our common shares traded on the Nasdaq National Market under the symbol "GNSSF" from February 24, 1998 until February 5, 1999. They have traded under the symbol "GNSS" since February 8, 1999. We have not listed our shares on any other markets or exchanges. The following table shows the high and low closing prices for our common shares as reported by the Nasdaq National Market:

                                                                  High     Low
                                                                 ------- -------
   1998 Calendar year
     First Quarter.............................................. $16.875 $12.000
     Second Quarter............................................. $14.813 $ 7.938
     Third Quarter.............................................. $ 9.438 $ 6.125
     Fourth Quarter............................................. $24.250 $ 8.250
   1999 Calendar year
     First Quarter.............................................. $35.000 $22.000
     Second Quarter............................................. $28.125 $16.250
     Third Quarter.............................................. $30.688 $16.625
     Fourth Quarter............................................. $27.875 $15.000
   2000 Calendar year
     First Quarter.............................................. $25.250 $14.875

   As of May 31, 2000, we had approximately 330 holders of record of our common shares and a substantially greater number of beneficial owners.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA:

   Selected consolidated financial data for the last five years appear below (in thousands, except per share data):

                                          Ten Months
                               Year Ended   Ended
                               March 31,  March 31,    Year Ended May 31,
                               ---------- ---------- -------------------------
                                  2000       1999     1998     1997     1996
                               ---------- ---------- -------  -------  -------
Statement of Operations Data:
Revenues.....................   $53,332    $37,738   $15,988  $ 4,527  $ 1,524
Cost of revenues.............    17,021     14,062     4,869    2,983      434
                                -------    -------   -------  -------  -------
Gross profit.................    36,311     23,676    11,119    1,544    1,090
Operating expenses:
  Research and development...    15,098      9,275     6,210    2,888    2,097
  Selling, general and
   administrative............    12,364     10,307     6,137    4,833    2,665
  Merger related costs.......     3,455        --        --       --       --
                                -------    -------   -------  -------  -------
    Total operating
     expenses................    30,917     19,582    12,347    7,721    4,762
                                -------    -------   -------  -------  -------
Income (loss) from
 operations..................     5,394      4,094    (1,228)  (6,177)  (3,672)
Interest income (expense)....     1,941      1,436       773      184     (143)
                                -------    -------   -------  -------  -------
Income (loss) before income
 taxes.......................     7,335      5,530      (455)  (5,993)  (3,815)
Provision for income taxes...     1,327        --        --       --       --
                                -------    -------   -------  -------  -------
Net income (loss)............   $ 6,008    $ 5,530   $  (455) $(5,993) $(3,815)
                                =======    =======   =======  =======  =======
Earnings (loss) per share
 Basic.......................   $  0.32    $  0.31   $ (0.04) $ (0.63) $ (0.63)
 Diluted.....................   $  0.30    $  0.29   $ (0.04) $ (0.63) $ (0.63)
Weighted average number of
 common shares outstanding:
 Basic.......................    18,756     18,027    11,634    9,447    6,071
 Diluted.....................    19,922     19,365    11,634    9,447    6,071
Balance Sheet Data:
Cash and cash equivalents....   $42,942    $38,479   $38,401  $ 4,714  $ 1,533
Working capital..............    50,661     50,131    42,996    7,743    1,689
Total assets.................    71,791     64,815    53,452   11,027    5,200
Total long-term debt, net of
 current portion.............       518        504     1,235      794    1,406
Shareholders' equity.........    65,247     55,408    47,163    9,081    1,322

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

   Until 1999 our costs of finished products from our semiconductor suppliers were negotiated at fixed prices on an annual basis, and were not dependent on our suppliers' manufacturing yields. If we cancelled a purchase order to a supplier, we paid cancellation penalties based on the status of the work in process. We had limited ability to reschedule our purchase orders and, therefore, we had to place purchase orders for products before we received purchase orders from our customers. This restricted our ability to react to fluctuations in demand for our products and exposed us to the risk of having either too much or not enough of a particular product. We regularly evaluate the carrying value of inventory held. For the year ended March 31, 2000, we recorded provisions totaling $550,000 for declines in inventory value and for write downs of excess inventory. In 1999 we signed agreements with suppliers in Asia and now have shorter lead time requirements for the placing of our orders with these new suppliers, although we are now dependent on the suppliers' manufacturing yields.

   We earn investment tax credits under the provisions of the Income Tax Act (Canada) because we carry out qualifying research and development activities in Canada. These tax credits are earned at a rate of 20% of those qualifying expenditures. The tax credits earned may only be applied to reduce income taxes payable.

   We have losses and deductions available to reduce future years' taxable income in both Canada and the United States. Most of these aggregate losses and deductions can be carried forward for periods in excess of ten years, and in some cases, indefinitely. We do not anticipate paying any income taxes until the benefit of these losses and deductions has been fully utilized. Details of these losses and deductions can be found in Note 10 to our consolidated financial statements, which are included in Item 8 of this report.

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

   On May 28, 1999, we merged with Paradise Electronics, Inc. On that date, we adopted a new fiscal year. Our fiscal year now runs from April 1 to March 31, aligning our fiscal quarters with calendar quarters. We believe that this will make our results more easily comparable to other companies in our industry. Historical information in this Form 10-K has been restated to combine our past results with those of Paradise, as required by pooling-of-interests accounting for business combinations.

Results of operations

   The following table shows the percentage of total revenues represented by each category of cost or expense in our consolidated statement of operations for the periods indicated:

                                     Year Ended   Ten Months Ended  Year Ended
                                   March 31, 2000  March 31, 1999  May 31, 1998
                                   -------------- ---------------- ------------
   Revenues......................      100.0%          100.0%         100.0%
   Cost of revenues..............       31.9            37.3           30.5
                                       -----           -----          -----
   Gross profit..................       68.1            62.7           69.5
   Operating expenses:
     Research and development....       28.3            24.6           38.8
     Selling, general and
      administrative.............       23.2            27.3           38.4
     Merger related costs........        6.5             --             --
                                       -----           -----          -----
       Total operating expenses..       58.0            51.9           77.2
                                       -----           -----          -----
   Income (loss) from
    operations...................       10.1            10.8           (7.7)
   Interest income...............        3.7             3.8            4.8
                                       -----           -----          -----
   Income (loss) before income
    taxes........................       13.8            14.6           (2.9)
   Provision for income taxes....        2.5             --             --
                                       -----           -----          -----
   Net income (loss).............       11.3%           14.6%          (2.9)%
                                       =====           =====          =====

Total Revenues

   Total revenues for the year ended March 31, 2000 increased by $15.6 million to $53.3 million from $37.7 million in the ten months ended March 31, 1999, an increase of 41.3%. Total revenues for the ten months ended March 31, 1999 increased $21.7 million or 136% from $16.0 million in the year ended May 31, 1998. The increase in total revenues over the last two fiscal periods was primarily due to increased demand for our products in the flat panel monitor market.

   Revenues from the flat panel monitor market increased to $36.8 million or 69.0% of total revenues in the year ended March 31, 2000 from $26.4 million or 70.0% of total revenues in the ten months ended March 31, 1999, and from $5.9 million or 37.2% in the year ended May 31, 1998. This increase was a result of our increasing our share of that market and its overall growth and a longer fiscal period, partially offset by declining average selling prices.

   The overall growth of the flat panel monitor market was positively impacted by significant reductions in retail selling prices of the end products, which declined from approximately $2,500 in early calendar 1998 to under $1,000 in early calendar 1999. This decline was primarily as a result of reductions in the cost of LCD panels used in flat panel monitors, caused by improved manufacturing yields for the panels and by the devaluation of currencies in the countries, principally in Asia, where LCD panels are manufactured.

   During calendar 1999 there was a lack of capacity to manufacture a sufficient number of LCD panels to satisfy the increasing demand. This lack of panel availability resulted in an increase in the cost of LCD panels, which in turn, resulted in an increase in the retail selling price of flat panel computer monitors to about $1,200 by the end of the year. The increase in retail selling prices in 1999 resulted in a reduced rate of growth for the flat panel monitor market through reduced end consumer demand, which caused a build-up of analog interface monitor inventories. This inventory build-up temporarily reduced demand for our products in the second half of fiscal 2000, as vendors sought to reduce their monitor inventory levels.

   Gross Profit. Gross profit for the year ended March 31, 2000 increased to $36.3 million from $23.7 million in the ten months ended March 31, 1999 and from $11.1 million in fiscal 1998. This represents 68.1% of total revenues in the 2000 period, 62.7% of total revenues in the 1999 fiscal period and 69.5% of total revenues in fiscal 1998. The increase in gross profit percentage in the fiscal 2000 period was primarily attributable to a more favorable mix of products sold, including the transition of customers to newer, cost-reduced products and products that have more integrated functionality.

   Research and Development. Research and development expenses include costs associated with research and development personnel, development tools and prototyping costs, less investment tax credits and government assistance. Research and development expenses for the year ended March 31, 2000 increased to $15.1 million from $9.3 million in the ten months ended March 31, 1999 and from $6.2 million in fiscal 1998. These expenses represented 28.3% of total revenues in the 2000 period, 24.6% in the 1999 period, and 38.8% of total revenues in fiscal 1998. The increase in absolute dollars in each period reflects greater personnel costs associated with an expansion in our research and development activities and increased prototype and pre-production expenses of new products. We expect to continue to make substantial investments in our research and development activities and anticipate that research and development expenses will continue to increase in absolute dollars. The increase in expense as a percentage of total revenues resulted from the slower rate of growth in total revenues during the second half of fiscal 2000, while we continued to make significant investment in research and development activities.

   Selling, General and Administrative. Selling, general and administrative expenses consist of personnel and related overhead costs for selling, marketing, customer support, finance, human resources and general management functions and of commissions paid to regional sales representatives. Selling, general and administrative expenses were $12.4 million in the year ended March 31, 2000, $10.3 million in the ten months ended March 31, 1999, and $6.1 million in fiscal 1998. These expenses represented 23.2% of total revenues in the 2000 period, 27.3% of total revenues in the 1999 fiscal period, and 38.4% of total revenues in fiscal 1998. The dollar increase in selling, general and administrative expenses reflects increased personnel costs related to increased selling, administrative and customer support activities and increased commissions associated with higher sales volumes. We expect selling, general and administrative expenses to increase in absolute dollars due to the addition of administrative, marketing, selling and customer support personnel and because of continued expansion of our international operations. The decline in selling, general and administrative expenses as a percentage of total revenues resulted from the rate of growth in total revenues exceeding the rate of growth of selling, general and administrative expenses.

   Interest Income. Interest income in the year ended March 31, 2000 was $1.9 million, compared with $1.4 million in fiscal 1999, and $0.8 million in fiscal 1998. The increase in interest income from fiscal 1999 was primarily because of the longer fiscal period and higher average balances of cash and cash equivalents. The increase from fiscal 1998 resulted from additional balances of cash and cash equivalents held by us following our initial public offering in February 1998. Future interest income will depend on the amount of funds available to invest and on future interest rates.

   Provision for Income Taxes. In previous fiscal periods, non-capital losses have been available to reduce any tax expense to zero. Having utilized all Canadian federal non-capital losses, a tax expense was recorded against income in the current fiscal year. However, there were no cash taxes payable at March 31, 2000 due to the availability of investment tax credits which eliminated any tax liability. Future income tax provisions will depend on our effective tax rates and the distribution of taxable income between taxation jurisdictions.

Quarterly results of operations

   The following table shows our unaudited quarterly statement of operations data for the most recent seven quarters reported. This includes the four fiscal quarters ended March 31, 2000 and the three fiscal quarters ended February 28, 1999. This unaudited data has been prepared on the same basis as our audited consolidated financial statements that are included in Item 8 of this report, and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information for the periods presented. The statement of operations data should be read in conjunction with our consolidated financial statements and their related notes. Amounts in this table are in thousands of U.S. dollars.

                                             Three Months Ended
                         ------------------------------------------------------------
                          March  December  September  June   February November August
                          2000     1999      1999     1999     1999     1998    1998
                         ------- --------  --------- ------- -------- -------- ------
Revenues................ $10,605 $10,059    $16,362  $16,306 $15,760  $10,627  $6,672
Cost of revenues........   3,492   3,263      5,002    5,264   5,817    4,315   2,170
                         ------- -------    -------  ------- -------  -------  ------
Gross profit............   7,113   6,796     11,360   11,042   9,943    6,312   4,502
Operating expenses:
  Research and
   development..........   3,875   4,082      3,741    3,400   2,993    2,412   2,187
  Selling, general and
   administrative.......   2,988   2,991      3,112    3,273   3,459    2,889   2,117
  Merger related costs..     --      --         --     3,455     --       --      --
                         ------- -------    -------  ------- -------  -------  ------
Total operating
 expenses...............   6,863   7,073      6,853   10,128   6,452    5,301   4,304
                         ------- -------    -------  ------- -------  -------  ------
Income (loss) from
 operations.............     250    (277)     4,507      914   3,491    1,011     198
Interest income.........     459     550        515      417     415      503     419
                         ------- -------    -------  ------- -------  -------  ------
Income before income
 taxes..................     709     273      5,022    1,331   3,906    1,514     617
Provision for income
 taxes..................     200      73        996       58     --       --      --
                         ------- -------    -------  ------- -------  -------  ------
Net income.............. $   509 $   200    $ 4,026  $ 1,273 $ 3,906  $ 1,514  $  617
                         ======= =======    =======  ======= =======  =======  ======

   Sales in the quarters ended September 30, 1999 and June 30, 1999 were positively impacted by significant reductions in retail selling prices of the end products, which declined from approximately $2,500 in early calendar 1998 to under $1,000 in early calendar 1999. However, during calendar 1999 there was a lack of capacity to manufacture a sufficient number of LCD panels to satisfy the increasing demand. This lack of panel availability resulted in an increase in the cost of LCD panels, which in turn, resulted in an increase in the retail selling price of flat panel computer monitors to about $1,200 by the end of the year. The increase in retail selling prices in 1999 resulted in a reduced rate of growth for the flat panel monitor market, temporarily negatively impacting demand for our products in the quarters ended March 31, 2000 and December 31, 1999. Research and development expenses have varied from quarter to quarter primarily due to the timing of non-recurring engineering charges related to new product development. Selling, general and administrative expenses have varied from quarter to quarter due to increased staff for sales and customer support activities, and variable commissions based on sales levels.

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

Liquidity and capital resources

   Cash and cash equivalents were $42.9 million at March 31, 2000, $38.5 million at March 31, 1999, and $38.4 million at May 31, 1998. Net cash generated from operations was $13.5 million for the year ended March 31, 2000 compared to cash used in operations of $1.4 million in both the ten months ended March 31, 1999 and the year ended May 31, 1998. The increase in cash flow compared with prior periods was primarily a result of lower working capital balances, due in part to effective working capital management, and to lower sales levels during the second half of the fiscal year. The significant revenue growth experienced during fiscal 1999 resulted in a need to grant larger amounts of credit to our customers and therefore to increase investment in accounts receivable. It also resulted in a need to stock additional quantities of products to meet increased customer demands, thereby increasing our investment in inventories.

   Net cash used in investing activities was $11.2 million in the year ended March 31, 2000, $1.9 million in the ten months ended March 31, 1999, and $2.3 million in fiscal 1998. This was used for the purchase of capital assets. The increase in fiscal 2000 resulted from the continued expansion of our business through development of new products which requires higher levels of capital equipment purchases and investments in leasehold improvements in new facilities in Thornhill and Alviso. We have no significant capital spending or purchase commitments other than purchase commitments made in the ordinary course of business.

   Net cash provided by financing activities was $2.2 million for the year ended March 31, 2000 and $3.3 million in the ten months ended March 31, 1999. This consisted primarily of amounts received for the purchase of shares under our share purchase and stock option plans. Net cash provided by financing activities was $37.5 million in fiscal 1998, consisting primarily of $31.7 million received as net proceeds from our initial public offering of common shares in February 1998 and $5.2 million received on issue of Paradise stock prior to our merger.

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

Factors that may affect future operating results.

   The following factors may have a harmful impact on our business:

Our success will depend on the growth of the flat panel computer monitor market and other electronics markets.

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

   For the year ended March 31, 2000, 69.0% of our revenues were derived from sales to customers in the flat panel computer monitor market. This and other potential markets may not develop as expected, which would harm our business.

Our products may not be accepted in the flat panel computer monitor market and other emerging markets.

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

We must develop new products and enhance our existing products to react to rapid technological change.

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

We face intense competition and may not be able to compete effectively.

   We compete with both large companies and start-up companies, including Macronix International Co., Ltd., Philips Semiconductors, a division of Philips Electronics N.V., Silicon Image, Inc., ST Microelectronics, Inc., Pixelworks, Inc., and Sage, Inc. We anticipate that as the markets for our products develop, our current customers may develop their own products and competition from diversified electronic and semiconductor companies will intensify. Some competitors are likely to include companies with greater financial and other resources than us. Increased competition could harm our business, by, for example, increasing pressure on our profit margins or causing us to lose customers.

Our semiconductor products are complex and are difficult to manufacture cost-effectively.

   The manufacture of semiconductors is a complex process. It is often difficult for semiconductor foundries to achieve acceptable product yields. Product yields depend on both our product design and the manufacturing process technology unique to the semiconductor foundry. Since low yields may result from either design or process difficulties, identifying yield problems can only occur well into the production cycle, when actual product exists which can be analyzed and tested.

Defects in our products could increase our costs and delay our product shipments.

   Although we test our products, they are complex and may contain defects and errors. In the past we have encountered defects and errors in our products. Delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and our ability to retain existing customers and attract new customers. In addition, product defects and errors could result in additional development costs, diversion of technical resources, delayed product shipments, increased product returns, and product liability claims against us which may not be fully covered by insurance. Any of these could harm our business.

We subcontract our manufacturing, assembly and test operations.

   We do not have our own fabrication facilities, assembly or testing operations. Instead, we rely on others to fabricate, assemble and test all of our products. We have our products manufactured by IBM, United Semiconductor Corporation, Taiwan Semiconductor Manufacturing Corporation and Samsung Semiconductor, Inc. No single product is purchased from more than one supplier. There are many risks associated with our dependence upon outside manufacturing, including:

  .  reduced control over manufacturing and delivery schedules of products,

  . potential political or environmental risks in the countries where the manufacturing facilities are located,

  .  reduced control over quality assurance,

  .  difficulty of management of manufacturing costs and quantities,

  .  potential lack of adequate capacity during periods of excess demand, and

  .  potential unauthorized use of intellectual property.

   We depend upon outside manufacturers to fabricate silicon wafers on which our integrated circuits are imprinted. These wafers must be of acceptable quality and in sufficient quantity and the manufacturers must deliver them to assembly and testing subcontractors on time for packaging into final products. We have at times experienced delivery delays and long manufacturing lead times. These manufacturers fabricate, test and assemble products for other companies. We cannot be sure that our manufacturers will devote adequate resources to the production of our products or deliver sufficient quantities of finished products to us on time or at an acceptable cost. The lead-time necessary to establish a strategic relationship with a new manufacturing partner is considerable. We would be unable to readily obtain an alternative source of supply for any of our products if this proves necessary. Any occurrence of these manufacturing difficulties could harm our business.

Our third-party wafer foundries, third-party assembly and test subcontractors and significant customers are located in an area susceptible to earthquakes.

   All of our outside foundries and most of our third party assembly and test subcontractors are located in Taiwan, which is an area susceptible to earthquakes. In addition, some of our significant customers are located in Taiwan. Damage caused by earthquakes in Taiwan may result in shortages in water or electricity or transportation which could limit the production capacity of our outside foundries and the ability of subcontractors to provide assembly and test services. Any reduction in production capacity or the ability to provide assembly and test services could cause delays or shortages in our product supply, which would harm our business. Customers located in Taiwan were responsible for 37.1% of our product revenue for the year ended March 31, 2000. If the facilities or equipment of these customers are damaged by future earthquakes, they could reduce their purchases of our products, which would harm our business. In addition, the operations of suppliers to our outside foundries and our Taiwanese customers could be disrupted by future earthquakes, which could in turn harm our business by resulting in shortages in our product supply or reduced purchases of our products.

A large percentage of our revenues come from sales to a small number of large customers.

   The markets for our products are highly concentrated. Our sales are derived from a limited number of customers. Sales to our largest five customers accounted for 34% of our revenues for the year ended March 31, 2000. We expect that a small number of customers will continue to account for a large amount of our revenues. All of our sales are made on the basis of purchase orders rather than long-term agreements so that any customer could cease purchasing products at any time without penalty. The decision by any large customer to decrease or cease using our products would harm our business.

We do not have long-term commitments from our customers, and we allocate resources based on our estimates of customer demand.

   Our sales are made on the basis of purchase orders rather than long-term purchase commitments. In addition, our customers may cancel or defer purchase orders. We manufacture our products according to our estimates of customer demand. This process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products which we may not be able to sell. As a result, we would have excess inventory, which would increase our losses. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity is unavailable, we would forego revenue opportunities, lose market share and damage our customer relationships.

Our lengthy sales cycle can result in uncertainty and delays in generating revenues.

   Because our products are based on new technology and standards, a lengthy sales process, typically requiring several months or more, is often required before potential customers begin the technical evaluation of our products. This technical evaluation can then exceed six months. It can take an additional six months before a customer commences volume shipments of systems that incorporate our products. However, even when a manufacturer decides to design our products into its systems, the manufacturer may never ship systems incorporating our products. Given our lengthy sales cycle, we experience a delay between the time we increase expenditures for research and development, sales and marketing efforts and inventory and the time we generate revenues, if any, from these expenditures. As a result, our business could be harmed if a significant customer reduces or delays orders or chooses not to release products incorporating our products.

Our business depends on relationships with industry leaders that are non-binding.

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

A large percentage of our revenues will come from sales outside of North America, which creates additional business risks.

   A large portion of our revenues will come from sales to customers outside of North America, particularly to equipment manufacturers located in Japan and other parts of Asia. For the year ended March 31, 2000, sales to regions outside of North America amounted to 78% of revenues. These sales are subject to numerous risks, including:

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

The cyclical nature of the semiconductor industry may lead to significant variances in the demand for our products.

   In the past, the semiconductor industry has been characterized by significant downturns and wide fluctuations in supply and demand. Also, the industry has experienced significant fluctuations in anticipation of changes in general economic conditions, including economic conditions in Asia. This cyclicality has led to significant variances in product demand and production capacity. It has also accelerated erosion of average selling prices per unit. We may experience periodic fluctuations in our future financial results because of changes in industry-wide conditions.

We may be unable to adequately protect our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect our proprietary technologies.

   We have been issued patents and have a number of pending United States and foreign patent applications. However, we cannot assure you that any patent will issue as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. It may be possible for a third party to copy or otherwise obtain and use our products, or technology without authorization, develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.

Others may bring infringement claims against us which could be time-consuming and expensive to defend.

   In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. This litigation is widespread in the high-technology industry and is particularly prevalent in the semiconductor industry, where a number of companies aggressively use their patent portfolios by bringing numerous infringement claims. In addition, in recent years, there has been an increase in the filing of so-called "nuisance suits" alleging infringement of intellectual property rights, which pressure defendants into entering settlement arrangements to quickly dispose of such suits, regardless of their merits. We may become a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. These lawsuits could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

  . stop selling products or using technology that contain the allegedly infringing intellectual property;

  . attempt to obtain a license to the relevant intellectual property, which license may not be available on reasonable terms or at all; and

  . attempt to redesign those products that contain the allegedly infringing intellectual property.

   If we are forced to take any of these actions, we may be unable to manufacture and sell some of our products, which could harm our business.

We are growing rapidly, which strains our management and resources.

   We are experiencing a period of significant growth that will continue to place a great strain on our management and other resources. To manage our growth effectively, we must:

  .  implement and improve operational and financial systems;

  .  train and manage our employee base; and

  .  attract and retain qualified personnel with relevant experience.

   We must also manage multiple relationships with customers, business partners, and other third parties, such as our foundry and test partners. Moreover, we will spend substantial amounts of time and money in connection with our rapid growth and may have unexpected costs. Our systems, procedures or controls may not be adequate to support our operations and we may not be able to expand quickly enough to exploit potential market opportunities. Our future operating results will also depend on expanding sales and marketing, research and development and administrative support. If we cannot attract qualified people or manage growth effectively, our business would be seriously harmed.

We may not be able to attract or retain the key personnel we need to succeed.

   Competition for qualified management, engineering and technical employees is intense. As a result, employees could leave with little or no prior notice. We cannot assure you that we will be able to attract and retain employees.

   If we cannot attract and retain key employees, our business would be harmed.

We may make future acquisitions where advisable and acquisitions involve numerous risks.

   Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we may address this need to develop new products is through acquisitions of other companies. Acquisitions involve numerous risks, including the following:

  . We may experience difficulty in assimilating the acquired operations and employees;

  .  We may be unable to retain the key employees of the acquired operation;

  .  The acquisition may disrupt our ongoing business;

  . We may not be able to incorporate successfully the acquired technology and operations into our business and maintain uniform standards, controls, policies and procedures; and

  . We may lack the experience to enter into new markets, products or technologies.

   Acquisitions of high-technology companies are inherently risky, and no assurance can be given that our future acquisitions, if any, will be successful and will not adversely affect our business, operating results or financial condition. We must also maintain our ability to manage any such growth effectively. Failure to manage growth effectively and successfully integrate acquisitions made by us could materially harm our business and operating results.

Other factors to consider.

   You should also consider the following factors:

The price of our stock fluctuates substantially and may continue to do so.

   The stock market has experienced large price and volume fluctuations that have affected the market price of many technology companies that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our common stock in the future. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

  .  actual or anticipated fluctuations in our operating results;

  .  changes in expectations as to our future financial performance;

  .  changes in financial estimates of securities analysts;

  .  changes in market valuations of other technology companies;

  . announcements by us or our competitors of significant technical innovations, design wins, contracts, standards or acquisitions;

  .  the operating and stock price performance of other comparable companies;
     and

  . the number of our shares that are available for trading by the public and the trading volume of our shares.

   Due to these factors, the price of our stock may decline and the value of your investment would be reduced. In addition, the stock market experiences volatility that often is unrelated to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance.

   It may be difficult for our shareholders to enforce civil liabilities under the United States federal securities laws because we are incorporated in Canada.

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

Our anti-takeover defense provisions may deter potential acquirers.

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

   We carry out a significant portion of our operations in Canada. Although virtually all of our revenues and costs of revenues are denominated in U.S. dollars, a portion of our operating expenses is denominated in Canadian dollars. Accordingly, our operating results are affected by changes in the exchange rate between the Canadian and U.S. dollars. Any future strengthening of the Canadian dollar against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. We do not currently engage in any hedging or other transactions intended to manage the risks relating to foreign currency exchange rate fluctuations, other than natural hedges that occur as a result of holding both Canadian dollar denominated assets and Canadian dollar denominated liabilities. We may in the future undertake hedging or other such transactions if we determine that it is necessary to offset exchange rate risks. Based on our overall currency rate exposure at March 31, 2000 a near-term 10% appreciation or depreciation would have an immaterial effect on our operating results of financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

                     Financial Statements Table of Contents

                                                                           Page
                                                                          Number
                                                                          ------
Auditors' Report.........................................................   24

Consolidated Balance Sheets..............................................   25

Consolidated Statements of Operations....................................   26

Consolidated Statements of Shareholders' Equity..........................   27

Consolidated Statements of Cash Flows....................................   28

Notes to Consolidated Financial Statements...............................   29

                                AUDITORS' REPORT

To the Shareholders of
Genesis Microchip Incorporated

   We have audited the consolidated balance sheets of Genesis Microchip Incorporated as at March 31, 1999 and March 31, 2000 and the consolidated statements of operations, shareholders' equity and cash flows for the year ended March 31, 2000, the ten month period ended March 31, 1999, and the year ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 1999 and March 31, 2000 and the results of operations and its cash flows for the year ended March 31, 2000, the ten month period ended March 31, 1999, and the year ended May 31, 1998 in accordance with generally accepted accounting principles in the United States.

Toronto, Canada                            KPMG LLP
April 28, 2000                             Chartered Accountants

                         GENESIS MICROCHIP INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                 (dollar amounts in thousands of U.S. dollars)

                                                                 March 31, March 31,
                             ASSETS                                2000      1999
                             ------                              --------- ---------
Current assets:
  Cash and cash equivalents.....................................  $42,942  $ 38,479
  Accounts receivable trade, net of allowance for doubtful
   accounts of $230 in 2000 and $124 in 1999....................    6,023     9,413
  Income taxes recoverable......................................    1,111     1,221
  Inventory.....................................................    4,714     6,963
  Other.........................................................    1,897     2,958
                                                                  -------  --------
    Total current assets........................................   56,687    59,034
Capital assets (note 4).........................................   12,000     3,871
Deferred income taxes (note10)..................................    3,024     1,830
Other...........................................................       80        80
                                                                  -------  --------
    Total assets................................................  $71,791  $ 64,815
                                                                  =======  ========
              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------
Current liabilities:
  Accounts payable..............................................  $ 1,963  $  2,428
  Accrued liabilities...........................................    3,967     4,865
  Current portion of loan payable (note 6)......................       96     1,610
                                                                  -------  --------
    Total current liabilities...................................    6,026     8,903
Long-term liabilities:
  Loan payable (note 6).........................................      518       504
                                                                  -------  --------
    Total liabilities...........................................    6,544     9,407
                                                                  -------  --------
Shareholders' equity (note 7):
  Share capital:
    Special shares:
      Authorized--1,000,000,000 special shares
        Issued and outstanding--none at March 31, 1999 and
         2000...................................................       --        --
    Common shares:
      Authorized--1,000,000,000 common shares
        Issued and outstanding--19,140,482 at March 31, 2000 and
         18,345,093 shares at March 31, 1999....................   72,225    68,447
  Additional paid in capital....................................    1,293     1,293
  Cumulative other comprehensive loss...........................      (94)      (94)
  Deferred compensation.........................................     (273)     (326)
  Deficit.......................................................   (7,904)  (13,912)
                                                                  -------  --------
    Total shareholders' equity..................................   65,247    55,408
                                                                  -------  --------
    Total liabilities and shareholders' equity..................  $71,791  $ 64,815
                                                                  =======  ========
Commitments and contingencies (note 12)

          See accompanying notes to consolidated financial statements.

                         GENESIS MICROCHIP INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

    (dollar amounts in thousands of U.S. dollars, except per share amounts)

                                                         Ten Months
                                              Year Ended   Ended    Year Ended
                                              March 31,  March 31,   May 31,
                                                 2000       1999       1998
                                              ---------- ---------- ----------
Revenues.....................................  $53,332    $37,738    $15,988
Cost of revenues.............................   17,021     14,062      4,869
                                               -------    -------    -------
Gross profit.................................   36,311     23,676     11,119
Operating expenses:
  Research and development (note 9)..........   15,098      9,275      6,210
  Selling, general and administrative........   12,364     10,307      6,137
  Merger related costs (note 3)..............    3,455         --         --
                                               -------    -------    -------
    Total operating expenses.................   30,917     19,582     12,347
                                               -------    -------    -------
Income (loss) from operations................    5,394      4,094     (1,228)
Interest income..............................    1,941      1,436        773
                                               -------    -------    -------
Income (loss) before income taxes............    7,335      5,530       (455)
Provision for income taxes (note 10).........    1,327         --         --
                                               -------    -------    -------
Net income (loss)............................  $ 6,008    $ 5,530    $  (455)
                                               =======    =======    =======
Earnings (loss) per share:
  Basic......................................  $  0.32    $  0.31    $ (0.04)
  Diluted....................................  $  0.30    $  0.29    $ (0.04)
Weighted average number of common shares
 outstanding (in thousands):
  Basic......................................   18,756     18,027     11,634
  Diluted....................................   19,922     19,365     11,634


          See accompanying notes to consolidated financial statements.

                        GENESIS MICROCHIP INCORPORATED

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 (dollar amounts in thousands of U.S. dollars)

                                                                     Common share
                    Preference                                         purchase       Special and bonus      Share
                      shares          Common shares      Additional    warrants           warrants          purchase
                  ----------------  -------------------   paid in   ---------------- --------------------    loans
                   Number   Amount    Number    Amount    Capital    Number   Amount   Number     Amount   receivable
                  --------  ------  ----------  -------  ---------- --------  ------ -----------  -------  ----------
Balances, May
31, 1997........   227,200  $1,121  10,004,214  $15,651    $  690    946,349   $ 1    17,800,000  $10,809     $(36)
Loss............        --      --          --       --        --         --    --            --       --       --
Issued..........        --      --   3,995,170   40,330        --         --    --            --       --       --
Issued in
exchange for
shareholder
loans
receivable......        --      --     230,568        1        39         --    --            --       --      (40)
Additional paid
in capital
related to
shares issued...        --      --          --      214        --         --    --            --       --       --
Issued on
exercise of
common share
purchase
warrants........        --      --       2,000        4        --     (2,000)   --            --       --       --
Issued on
exercise of
stock options...        --      --     141,998      169        --         --    --            --       --      (88)
Issue costs.....        --      --          --   (2,036)       --         --    --            --       --       --
Conversion of
preference
shares..........  (227,200) (1,121)    227,280    1,121        --         --    --            --       --       --
Conversion of
common share
purchase
warrants........        --      --   2,843,110   10,813        --   (944,349)   (1)  (17,800,000) (10,809)      --
Currency
translation
adjustment......        --      --          --       --        --         --    --            --       --       --
Deferred
compensation
related to stock
options.........        --      --          --       36        --         --    --            --       --       --
Amortization of
deferred
compensation
related to stock
options.........        --      --          --       --        --         --    --            --       --       --
                  --------  ------  ----------  -------    ------   --------   ---   -----------  -------     ----
Balances, May
31, 1998........        --      --  17,534,260   66,303       729         --    --            --       --     (164)
Net income......        --      --          --       --        --         --    --            --       --       --
Repurchased at
cost and
cancellation of
shareholder note
receivable......        --      --    (230,568)      (1)      (39)        --    --            --       --       40
Issue of common
share purchase
warrants........        --      --          --       --        58         --    --            --       --       --
Issued on
exercise of
stock options...        --      --   1,041,401    2,145       157         --    --            --       --       --
Repayment of
share purchase
loans
receivable......        --      --          --       --        --         --    --            --       --      124
Deferred
compensation
related to stock
options.........        --      --          --       --       388         --    --            --       --       --
Amortization of
deferred
compensation
related to stock
options.........        --      --          --       --        --         --    --            --       --       --
                  --------  ------  ----------  -------    ------   --------   ---   -----------  -------     ----
Balances, March
31, 1999........        --      --  18,345,093   68,447     1,293         --    --            --       --       --
Net income......        --      --          --       --        --         --    --            --       --       --
Issued on
exercise of
stock options...        --      --     795,389    3,778        --         --    --            --       --       --
Amortization of
deferred
compensation
related to stock
options.........        --      --          --       --        --         --    --            --       --       --
                  --------  ------  ----------  -------    ------   --------   ---   -----------  -------     ----
Balances, March
31, 2000........        --  $   --  19,140,482  $72,225    $1,293         --   $--            --  $    --     $ --
                  ========  ======  ==========  =======    ======   ========   ===   ===========  =======     ====
                   Cumulative
                      other                                Total
                  comprehensive   Deferred             shareholders'
                  income (loss) compensation Deficit      Equity
                  ------------- ------------ --------- -------------
Balances, May
31, 1997........      $ 46         $(214)    $(18,987)    $ 9,081
Loss............        --            --         (455)       (455)
Issued..........        --            --           --      40,330
Issued in
exchange for
shareholder
loans
receivable......        --            --           --          --
Additional paid
in capital
related to
shares issued...        --            --           --         214
Issued on
exercise of
common share
purchase
warrants........        --            --           --           4
Issued on
exercise of
stock options...        --            --           --          81
Issue costs.....        --            --           --      (2,036)
Conversion of
preference
shares..........        --            --           --          --
Conversion of
common share
purchase
warrants........        --            --           --           3
Currency
translation
adjustment......      (140)           --           --        (140)
Deferred
compensation
related to stock
options.........        --           (36)          --          --
Amortization of
deferred
compensation
related to stock
options.........        --            81           --          81
                  ------------- ------------ --------- -------------
Balances, May
31, 1998........       (94)         (169)     (19,442)     47,163
Net income......        --            --        5,530       5,530
Repurchased at
cost and
cancellation of
shareholder note
receivable......        --            --           --          --
Issue of common
share purchase
warrants........        --            --           --          58
Issued on
exercise of
stock options...        --            --           --       2,302
Repayment of
share purchase
loans
receivable......        --            --           --         124
Deferred
compensation
related to stock
options.........        --          (388)          --          --
Amortization of
deferred
compensation
related to stock
options.........        --           231           --         231
                  ------------- ------------ --------- -------------
Balances, March
31, 1999........       (94)         (326)     (13,912)     55,408
Net income......        --            --        6,008       6,008
Issued on
exercise of
stock options...        --            --           --       3,778
Amortization of
deferred
compensation
related to stock
options.........        --            53           --          --
                  ------------- ------------ --------- -------------
Balances, March
31, 2000........      $(94)        $(273)    $ (7,904)    $65,247
                  ============= ============ ========= =============

         See accompanying notes to consolidated financial statements.

                         GENESIS MICROCHIP INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 (dollar amounts in thousands of U.S. dollars)

                                                          Ten Months
                                               Year Ended   Ended    Year Ended
                                               March 31,  March 31,   May 31,
                                                  2000       1999       1998
                                               ---------- ---------- ----------
Cash flows from operating activities:
  Net income (loss)...........................  $  6,008   $ 5,530    $  (455)
  Adjustments to reconcile net income (loss)
   to cash used in operating activities:
    Amortization..............................     3,071     1,132        913
    Non-cash compensation expense related to
     stock options and shares issued..........        53       231        295
    Inventory provision.......................       550        --         86
    Deferred income taxes.....................       258        --         --
    Change in operating assets and
     liabilities:
      Accounts receivable trade...............     3,390    (6,682)    (1,847)
      Income taxes recoverable................    (1,025)      419       (301)
      Inventory...............................     1,699    (3,513)    (1,830)
      Other...................................     1,084    (2,916)         7
      Accounts payable........................      (485)      632      1,000
      Accrued liabilities.....................    (1,086)    3,813        694
                                                --------   -------    -------
        Net cash from (used in) operating
         activities...........................    13,517    (1,354)    (1,438)
Cash flows from investing activities:
  Additions to capital assets.................   (11,200)   (1,901)    (2,293)
                                                --------   -------    -------
        Cash used in investing activities.....   (11,200)   (1,901)    (2,293)
Cash flows from financing activities:
  Proceeds from:
    Issue of common shares and common share
     purchase warrants, net of issue costs....     3,778     2,359     37,090
    Loans payable.............................        --     1,034        518
  Repayment of:
    Loans payable.............................    (1,550)     (205)        --
  Repayment (issuance) of share purchase
   loans......................................        --       119        (94)
                                                --------   -------    -------
        Net cash provided by financing
         activities...........................     2,228     3,307     37,514
Effect of currency translation on cash
 balances.....................................       (82)       26        (96)
                                                --------   -------    -------
Increase in cash and cash equivalents.........     4,463        78     33,687
Cash and cash equivalents, beginning of
 period.......................................    38,479    38,401      4,714
                                                --------   -------    -------
Cash and cash equivalents, end of period......  $ 42,942   $38,479    $38,401
                                                ========   =======    =======
Supplemental cash flow information:
  Cash paid for interest......................  $     24   $    15    $     5
  Cash paid for income taxes..................  $  1,368   $    56    $    --
  Supplemental disclosure of non-cash
   operating activities:
  Interest expense............................  $     --   $   132    $    --
  Issuance of warrants........................  $     --   $    58    $    --
Supplemental disclosure of non-cash investing
 and financing activities:
  Issuance of common stock for notes
   receivable.................................  $     --   $    --    $    40
  Repurchase of common stock by cancellation
   of notes receivable........................  $     --   $    40    $    --
  Deferred compensation related to stock
   options....................................  $     --   $   388    $   250

          See accompanying notes to consolidated financial statements.

                         GENESIS MICROCHIP INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of operations

   Genesis Microchip Incorporated ("Genesis") designs, develops and markets integrated circuits that manipulate and process digital video and graphic images.

2. Significant accounting policies

 Basis of consolidation

   These consolidated financial statements include the accounts of Genesis and its subsidiaries. All material inter-company transactions and balances have been eliminated.

   The balance sheet as at March 31, 1999, and the statements of operations, shareholders' equity and cash flows for the ten months ended March 31, 1999 and the year ended May 31, 1998 have been restated to reflect the business combination described in Note 3.

   In May 1999, Genesis' Board of Directors approved a change in the fiscal year end to March 31, effective March 31, 1999. Genesis previously reported its results on the basis of a fiscal year of June 1 through May 31.

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

                         GENESIS MICROCHIP INCORPORATED

   Genesis regularly reviews the carrying values of its capital assets. If the carrying value of its capital assets exceeds the estimated amount recoverable, a write-down is charged to the consolidated statement of operations.

 Revenue recognition

   Genesis recognizes revenue from product sales upon shipment. Product returns and allowances are estimated and provided for at the time of sale. To date, Genesis has not experienced any significant product returns.

 Currency translation

   Effective June 1, 1998, the U.S. dollar became the functional currency of Genesis and of its subsidiaries as all of their revenues and a significant portion of their expenditures are denominated in U.S. dollars. This change resulted from the increased significance of U.S. dollar denominated revenues and expenditures in relation to Genesis' Canadian dollar denominated transactions. In addition, Genesis' financing is primarily denominated in U.S. dollars. Exchange gains and losses resulting from transactions denominated in currencies other than U.S. dollars are included in the results of operations for the period.

   Prior to June 1, 1998, the functional currency of Genesis and its subsidiary was the Canadian dollar. Accordingly, monetary assets and liabilities of Genesis and of its subsidiaries that were denominated in foreign currencies were translated into Canadian dollars at the exchange rate prevailing at the balance sheet date. Transactions included in operations were translated at the average rate for the period. Exchange gains and losses resulting from the translation of these amounts were reflected in the consolidated statement of operations in the period in which they occurred. As Genesis' reporting currency was the U.S. dollar, Genesis translated consolidated assets and liabilities denominated in Canadian dollars into U.S. dollars at the exchange rate prevailing at the balance sheet date, and the consolidated results of operations at the average rate for the period. Cumulative net translation adjustments were included as a separate component of shareholders' equity.

 Research and development expenses

   Research and development costs are expensed as incurred.

 Investment tax credits

   Genesis is entitled to Canadian federal and provincial investment tax credits which are earned as a percentage of eligible current and capital research and development expenditures incurred in each taxation year.

   Investment tax credits are classified as a reduction of the related expenditure for items of a current nature and a reduction of the related asset cost for items of a long-term nature, provided that Genesis has reasonable assurance that the tax credits will be realized.

 Financial instruments and concentration of credit risk

   Financial instruments consist of cash and cash equivalents, accounts receivable trade, accounts payable, accrued liabilities and loan payable. Genesis determines the fair value of its financial instruments based on quoted market values or discounted cash flow analyses. Unless otherwise indicated, the fair values of financial assets and financial liabilities approximate their recorded amounts.

   Financial instruments that potentially subject Genesis to concentrations of credit risk consist primarily of cash equivalents and accounts receivable trade. Cash equivalents consist of deposits with or guaranteed by

                         GENESIS MICROCHIP INCORPORATED
major commercial banks, the maturities of which are three months or less from the date of purchase. Genesis performs periodic credit evaluations of the financial condition of its customers and typically does not require collateral from them. Allowances are maintained for potential credit losses consistent with the credit risk of specific customers, historical trends and other information. Credit losses have been within management's range of expectations.

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

 Comprehensive income

   Comprehensive income is defined as the change in equity of a company during a period resulting from investments by owners and distributions to owners. For the periods ended March 31, 2000 and 1999, there is no difference for Genesis between net income and comprehensive income. For the fiscal year ended May 31, 1998, the difference between net income and comprehensive income arises solely from foreign currency translation adjustments. As a result, total comprehensive loss is $595,000 for the year ended May 31, 1998.

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

 Recent accounting pronouncements

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments,

                         GENESIS MICROCHIP INCORPORATED
including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The impact of adopting SFAS 133, as amended by SFAS 137, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 is not expected to be material to Genesis' operations.

3. Business combination

   On May 28, 1999, Genesis issued 3,966,557 common shares for all the outstanding common shares, preference shares and warrants of Paradise Electronics, Inc. ("Paradise"). Paradise designs, develops and markets analog and digital mixed-signal integrated circuits for controlling flat panel monitors. Genesis also assumed remaining outstanding stock options that were converted to options to purchase 533,333 shares of Genesis common stock. This business combination has been accounted for as a pooling-of-interests combination. No adjustments were necessary to conform accounting policies of the two entities. Genesis' historical consolidated financial statements presented in these financial statements have been restated to include the accounts and results of operations of Paradise, as presented in the table below (in thousands):

                                                           Ten Months
                                                             Ended    Year Ended
                                                           March 31,   May 31,
                                                              1999       1998
                                                           ---------- ----------
      Revenue
        Genesis...........................................  $29,664    $15,747
        Paradise..........................................    8,074        241
                                                            -------    -------
          Total...........................................  $37,738    $15,988
                                                            =======    =======
      Net income (loss)
        Genesis...........................................  $ 6,649    $ 3,113
        Paradise..........................................   (1,119)    (3,568)
                                                            -------    -------
          Total...........................................  $ 5,530    $  (455)
                                                            =======    =======

   Merger related costs of $3,455,000 associated with the business combination were expensed during the year ended March 31, 2000.

4. Capital assets

   Capital assets consist of the following (in thousands):

                                                            March 31,  March 31,
                                                              2000       1999
                                                            ---------  ---------
      Property and equipment............................... $  9,238    $4,041
      Computer software....................................    4,537     2,679
      Leasehold improvements...............................    3,610       189
      Patents..............................................      595       431
                                                            --------    ------
                                                              17,980     7,340
      Less accumulated amortization........................   (5,980)   (3,469)
                                                            --------    ------
                                                            $ 12,000    $3,871
                                                            ========    ======

5. Bank credit facility

   Genesis has a $3.5 million credit facility with the Royal Bank of Canada. The credit facility is subject to a borrowing formula, and may be drawn in either Canadian or U.S. dollars. It is secured by way of a general

                         GENESIS MICROCHIP INCORPORATED
security agreement covering all of Genesis' assets, excluding intellectual property. The interest rate on the credit facility is at bank prime rate plus one-half of one percent, based on either Canadian or U.S. prime rates, as applicable. At March 31, 2000 and 1999 there were no borrowings outstanding under this facility.

6. Loan payable

   The loan payable is non-interest bearing and is unsecured. It is payable in annual principal instalments by fiscal year as follows (in thousands):

                                                                       March 31,
                                                                         2000
                                                                       ---------
      2001............................................................   $ 96
      2002............................................................     96
      2003............................................................     96
      2004............................................................     96
      2005............................................................     96
      2006 and thereafter.............................................    134
                                                                         ----
                                                                          614
      Less current portion............................................     96
                                                                         ----
                                                                         $518
                                                                         ====

   The fair value of the loan payable was $481,000 at March 31, 2000, and $599,000 at March 31, 1999, based on the present value of contractual future payments, discounted at the current market rate of interest available to Genesis for the same or similar debt instrument.

7. Shareholders' equity

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

 Share purchase loans receivable

   In October 1996, Genesis loaned $107,000 to an executive officer of the Company. In July 1997, Genesis loaned $94,000 to two executive officers of Genesis to assist these individuals in purchasing common shares of Genesis through the exercise of 70,000 options previously issued to them.

   The loans were repaid by the executive officers during the year ended March 31, 1999.

8. Stock option and stock purchase plans

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

 1997 Employee Stock Option Plan

   The 1997 Employee Stock Option Plan (the "1997 Employee Plan") provided for the granting to employees of incentive stock options, non-statutory stock options and stock purchase rights for up to 800,000 common shares plus an annual increase to be added on the first day of each fiscal year equal to the lesser of (i) 2,000,000 Shares, (ii) 3.5% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board. The exercise price of incentive stock options granted under the 1997 Employee Plan was not to be less than 100% (110% in the case of any options granted to a person who held more than 10% of the total

                         GENESIS MICROCHIP INCORPORATED
combined voting power of all classes of shares of Genesis) of the fair market value of the common shares subject to the option on the date of the grant. The term of the options do not exceed 10 years (five years in the case of any options granted to a person who held more than 10% of the total combined voting power of all classes of shares of Genesis) and vest over four years. As of March 31, 2000, there were 91,767 shares available for grant under the 1997 Employee Plan.

 1997 Paradise Stock Option Plan

   The 1997 Paradise Stock Option Plan (the "Paradise Plan") provided for the granting of Incentive Stock Options (ISOs) to Paradise employees and Non-statutory Stock Options (NSOs) to Paradise employees, directors, and consultants. As a result of the merger of Paradise with Genesis, each outstanding option or right to purchase shares of Paradise common stock is exercisable for Genesis common shares, adjusted to reflect the exchange ratio of Genesis common shares for Paradise common stock in the merger. No additional options will be granted under the Paradise Plan. Upon exercise, expiration or cancellation of all of the options granted under the Paradise Plan, this plan will be terminated.

 1997 Non-Employee Stock Option Plan

   The 1997 Non-Employee Stock Option Plan (the "Non-Employee Plan") provides for the granting to non-employee directors and consultants of Genesis of options for up to 150,000 common shares. The exercise price of stock options granted under the Non-Employee Plan may not be less than 100% of the fair market value of the common shares subject to the option on the date of the grant. Options granted under the Non-Employee Plan have a term of up to ten years and generally vest over periods of up to two years. As at March 31, 2000, there were 89,375 shares available for grant under the 1997 Non-Employee Plan.

 2000 Non-Statutory Stock Option Plan

   The 2000 Non-Statutory Stock Option Plan (the "the 2000 Employee Plan) provides for the granting to employees of non-statutory stock options for up to 1,000,000. The exercise price of stock options granted under the 2000 Employee Plan may not be less than 100% of the fair market value of the common shares subject to the option at the date of grant. The term of the options may not exceed 10 years and generally vest over four years. As at March 31, 2000, there were 659,500 shares available for grant under the 2000 Employee Plan.

 Employee Stock Purchase Plan

   Genesis has established an employee stock purchase plan under which employees may authorize payroll deductions of up to 15% of their compensation (as defined in the plan) to purchase common shares at a price equal to 85% of the lower of the fair market values as of the beginning or the end of the offering period. As at March 31, 2000, 48,979 common shares were available for issuance under this plan.

                         GENESIS MICROCHIP INCORPORATED

   Details of stock option transactions are as follows:

                             Number of   Option price      Weighted average
                              shares      per share    exercise price per share
                             ---------  -------------- ------------------------
Balances, May 31, 1997......   981,650  $ 0.70 -  4.91          $ 3.09
  Issued.................... 1,060,809    0.17 - 14.00            3.92
  Exercised.................  (118,941)   0.17 -  3.43            1.43
  Cancelled.................   (19,250)   3.43 -  4.80            3.86
                             ---------
Balances, May 31, 1998...... 1,904,268    0.17 - 14.00            3.65
  Issued.................... 1,089,340    0.78 - 31.50            8.33
  Exercised.................  (946,935)   0.17 - 16.69            2.04
  Cancelled.................   (79,405)   0.17 - 29.93            7.36
                             ---------
Balances, March 31, 1999.... 1,967,268    0.17 - 31.50            7.64
  Issued.................... 1,508,789   15.25 - 27.13           18.89
  Exercised.................  (616,717)   0.17 - 20.81            4.67
  Cancelled.................  (342,914)   0.78 - 31.50           12.97
                             ---------
Balances, March 31, 2000.... 2,516,426    0.17 - 31.50           13.50
                             =========

   There were 533,580 options at March 31, 2000, 481,848 options at March 31, 1999, and 686,716 options at May 31, 1998 that had vested and were exercisable, with a weighted average exercise price per share of $7.54 at March 31, 2000, $5.80 at March 31, 1999, and $3.20 at May 31, 1998. The weighted average remaining contractual life of the options outstanding at March 31, 2000 was
8.45 years, at March 31, 1999 was 8.12 years, and at May 31, 1998 was 6.32 years.

   Genesis recorded no deferred compensation for the year ended March 31, 2000, $388,000 for the ten months ended March 31, 1999, and $36,000 for the year ended May 31, 1998. The amortization of deferred compensation is charged to operations and is amortized over the vesting period of the options. Amortization of deferred compensation was $53,000 for the year ended March 31, 2000, $231,000 for the ten months ended March 31, 1999, and $81,000 for the year ended May 31, 1998.

   SFAS 123 requires the disclosure of pro forma net income and earnings per share had Genesis adopted the fair value method as of the beginning of its 1996 fiscal year. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from Genesis' stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Genesis' calculations were made using the Black-Scholes option pricing model using a dividend yield of 0% and the assumptions noted below in the table.


                                                           Ten Months
                                                Year Ended   Ended    Year Ended
                                                March 31,  March 31,   May 31,
                                                   2000       1999       1998
                                                ---------- ---------- ----------
Risk-free interest rates.......................        5%         5%         5%
Volatility.....................................   0.8780     0.9174     0.8739
Expected life of option in years...............        5          5          5

                         GENESIS MICROCHIP INCORPORATED

   Had compensation expense been determined based on the fair value of awards at the grant dates in accordance with the methodology prescribed in SFAS 123, Genesis' net income and earnings per share for fiscal 2000 would have decreased by approximately $9,557,000 or by $0.51 for basic earnings per share and by $0.49 for diluted earnings per share. The net income and earnings per share for fiscal 1999 would have decreased by approximately $3,010,000 or by $0.17 for basic earnings per share and by $0.16 for diluted earnings per share. The net income and earnings per share for fiscal 1998 would have decreased by approximately $223,000 or by $0.02 per share for both basic and diluted earnings per share. The effects on pro forma disclosure of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosure in future years.

   The weighted average fair values of options granted during fiscal 2000, 1999 and 1998 are $15.45, $10.47 and $5.85, respectively.

9. Research and development

                                        Year Ended Ten Months Ended Year Ended
                                        March 31,     March 31,      May 31,
                                           2000          1999          1998
                                        ---------- ---------------- ----------
Gross research and development
 expenditures..........................  $ 16,065      $10,261        $7,100
Less investment tax credits and
 government assistance.................      (967)        (986)         (890)
                                         --------      -------        ------
                                         $ 15,098      $ 9,275        $6,210
                                         ========      =======        ======

10. Income taxes

   The provision for income taxes consists of (in thousands):

                                          Year Ended Ten Months Ended Year Ended
                                          March 31,     March 31,      May 31,
                                             2000          1999          1998
                                          ---------- ---------------- ----------
Current..................................  $ 1,069        $   --        $   --
Deferred.................................      258            --            --
                                           -------        ------        ------
                                           $ 1,327        $   --        $   --
                                           =======        ======        ======

   The provision for income taxes differs from the amount computed by applying the statutory income tax rate to income (loss) before provision for income taxes. The sources and tax effects of the differences are as follows (in thousands):

                                         Year Ended Ten Months Ended Year Ended
                                         March 31,     March 31,      May 31,
                                            2000          1999          1998
                                         ---------- ---------------- ----------
Basic rate applied to income (loss)
 before provision for income taxes......  $ 3,227       $ 2,473       $  (182)
Adjustments resulting from:
  Permanent difference arising from
   stock option deduction...............     (188)           --            --
  Non-deductible expenses...............       65            --            --
  Provincial research and development
   deductions...........................     (670)           --           (95)
  Small business deduction..............       --            --           (22)
  Foreign tax and exchange rate
   differences..........................       --            45           830
  Utilization of loss carry-forwards....       --        (1,142)       (1,744)
  Utilization of research and
   development expenses deferred for
   income tax purposes..................       --        (1,621)           --
  Change in valuation allowance.........   (1,096)           --            --
  Other items...........................      (11)         (135)           --
                                          -------       -------       -------
                                            1,327          (380)       (1,213)
Unrecognized benefit of losses carried
 forward................................       --           380         1,213
                                          -------       -------       -------
                                          $ 1,327       $    --       $    --
                                          =======       =======       =======

                         GENESIS MICROCHIP INCORPORATED

   Pretax income from foreign operations was $427,000 for the year ended March 31, 2000, $2,790,000 for the ten months ended March 31, 1999. Pretax loss from foreign operations was $8,033,000 for the year ended May 31, 1998.

   Significant components of Genesis' deferred tax assets are as follows (in thousands):

                                                                March 31
                                                             ----------------
                                                              2000     1999
                                                             -------  -------
Research and development expenses deferred for income tax
 purposes................................................... $    --  $    87
Net operating loss carryforwards............................   4,282    2,724
Investment tax credit carryforwards.........................   1,035      350
Deferred interest charges...................................   1,492      796
Issue costs.................................................     983    1,355
Merger related costs........................................     621       --
Other.......................................................    (795)     650
                                                             -------  -------
Net deferred tax asset......................................   7,618    5,962
Less valuation allowance....................................  (4,594)  (4,132)
                                                             -------  -------
                                                             $ 3,024  $ 1,830
                                                             =======  =======

   The valuation allowance increased by approximately $462,000 during the year ended March 31, 2000, primarily as a result of not recognizing the benefit of net operating losses. The valuation allowance decreased by $2,640,000 during the ten months ended March 31, 1999, and by $1,446,000 during the year ended May 31, 1998 primarily as a result of utilization of net operating losses and research and development expenses deferred for income tax purposes.

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income uncertainties related to the industry in which Genesis operates and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, Genesis will need to generate future taxable income of approximately $23,000,000 prior to the expiration of the net operating loss carryforwards in the years 2009 to 2015. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not Genesis will realize the benefits of these deductible differences, net of the existing valuation allowances.

                         GENESIS MICROCHIP INCORPORATED

11. Earnings per share

   The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS 128 (in thousands, except per share amounts):

                                                          Ten Months
                                               Year Ended   Ended    Year Ended
                                               March 31,  March 31,   May 31,
                                                  2000       1999       1998
                                               ---------- ---------- ----------
Numerator for basic and diluted net income
 (loss) per share:
  Net income (loss)..........................    $6,008     $5,530     $ (455)
                                                 ======     ======     ======
Denominator for basic net income (loss) per
 share:
  Weighted average common shares.............    18,756     18,027     11,634
                                                 ======     ======     ======
Basic net income (loss) per share............    $ 0.32     $ 0.31     $(0.04)
                                                 ======     ======     ======
Denominator for diluted net income (loss) per
 share:
  Weighted average common shares.............    18,756     18,027     11,634
  Stock options and warrants.................     1,166      1,338         --
                                                 ------     ------     ------
Shares used in computing diluted net income
 per share...................................    19,922     19,365     11,634
                                                 ======     ======     ======
Diluted net income (loss) per share..........    $ 0.30     $ 0.29     $(0.04)
                                                 ======     ======     ======

   Due to the net loss in the year ended May 31, 1998, all potential common shares outstanding are considered anti-dilutive and are excluded from the calculation of diluted net income (loss) per share.

12. Commitments and contingencies

 Lease commitments

   Genesis leases premises in Ontario and California under operating leases that expire on May 31, 2009 and July 31, 2003, respectively. In addition, certain equipment is leased under non-cancellable operating leases expiring in various years through 2003. Future minimum lease payments by fiscal year are as follows (in thousands):

                                               Amount
                                            ------------
            2001........................... $  2,211
            2002...........................    2,127
            2003...........................    2,087
            2004...........................    2,080
            2005...........................    2,096
            Thereafter.....................    5,930
                                            --------
                                            $ 16,531
                                            ========

   Rental expense was $1,187,000 for the year ended March 31, 2000, $651,000 for the ten months ended March 31, 1999, and $463,000 for the year ended May 31, 1998.

 Supply agreements

   Genesis has supply agreements with several manufacturers for the supply of its semiconductor products. Through March 31, 2000, each of Genesis' semiconductor products was produced by a sole source

                         GENESIS MICROCHIP INCORPORATED
manufacturer. Should a source of products cease to be available, management believes that this would have a material adverse effect on Genesis' business, financial condition and results of operations. Under the terms of the supply agreements, Genesis has no guarantees of minimum capacity from its suppliers and is not liable for minimum purchase commitments.

13. Segment information

   Genesis operates and tracks its results in one operating segment. Genesis designs, develops and markets integrated circuits that manipulate and process digital video and graphic images.

   Geographic revenue information is based on the shipment destination. Long-lived assets include property, plant and equipment as well as intangible assets including unamortized patent costs. Property, plant and equipment information is based on the physical location of the asset and the end of each fiscal period while the intangibles are based on the location of the owning entity.

   Revenues from unaffiliated customers by geographic region were as follows:

                                                           Ten Months
                                                Year Ended   Ended    Year Ended
                                                March 31,  March 31,   May 31,
                                                   2000       1999       1998
                                                ---------- ---------- ----------
      United States...........................   $11,288    $ 7,535    $ 8,165
      Japan and Asia..........................    40,139     28,576      6,859
      Canada..................................       624        300        235
      Other...................................     1,281      1,327        729
                                                 -------    -------    -------
                                                 $53,332    $37,738    $15,988
                                                 =======    =======    =======

   Net long-lived assets by country were as follows:

                                                                    March 31
                                                                 ---------------
                                                                   2000    1999
                                                                 -------- ------
      United States............................................. $  3,000 $1,291
      Canada....................................................    9,000  2,580
                                                                 -------- ------
                                                                 $ 12,000 $3,871
                                                                 ======== ======

   For the year ended March 31, 2000, one customer accounted for 10% of total revenues. For the ten months ended March 31, 1999, two customers accounted for 16% and 12% of total revenues, respectively. For the year ended May 31, 1998, two customers accounted for 24% and 23% of total revenues, respectively. At March 31, 2000, two customers represented 16% and 10% of accounts receivable trade, respectively. At March 31, 1999, one customer represented 21% of accounts receivable trade.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

   Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS:

   The information required by this item with respect to the filing of reports under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from our proxy statement. That proxy statement is prepared in connection with our annual and special general shareholders' meeting to be held on September 14, 2000. We expect that the proxy statement will be filed with the Commission not later than 21 days prior to the date of the meeting. The information for this item can be found under the caption, "Compliance with
Section 16(a) of the Securities Exchange Act of 1934."

ITEM 11. EXECUTIVE COMPENSATION:

   The information required by this item is incorporated by reference from our proxy statement. That proxy statement is prepared in connection with our annual and special general shareholders' meeting to be held on September 14, 2000. We expect that the proxy statement will be filed with the Commission not later than 21 days prior to the date of the meeting. The information for this item can be found under the caption, "Compensation and Other Information Concerning Officers."

ITEM 12. SECURITY OWNERSHIP OF PRINCIPAL OWNERS AND MANAGEMENT:

   The information required by this item is incorporated by reference from our proxy statement. That proxy statement is prepared in connection with our annual and special general shareholders' meeting to be held on September 14, 2000. We expect that the proxy statement will be filed with the Commission not later than 21 days prior to the date of the meeting. The information for this item can be found under the caption, "Share Ownership by our Directors, Officers and Principal Shareholders."

ITEM 13. SIGNIFICANT RELATIONSHIPS AND TRANSACTIONS WITH DIRECTORS, OFFICERS OR PRINCIPAL SHAREHOLDERS:

   The information required by this item is incorporated by reference from our proxy statement. That proxy statement is prepared in connection with our annual and special general shareholders' meeting to be held on September 14, 2000. We expect that the proxy statement will be filed with the Commission not later than 21 days prior to the date of the meeting. The information for this item can be found under the caption, "Transactions with our Directors, Officers and Principal Shareholders."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

   (a) Documents filed with this report:

1. Consolidated Financial Statements.

   The following consolidated financial statements and related auditors' report are incorporated in Item 8 of this report.

  .  Auditors' Report

  .  Consolidated Balance Sheets at March 31, 2000 and 1999

  . Consolidated Statements of Operations for the year ended March 31, 2000, for the ten months ended March 31, 1999 and for the year ended May 31, 1998

  . Consolidated Statements of Shareholders' Equity for the year ended March 31, 2000, for the ten months ended March 31, 1999 and for the year ended May 31, 1998

  . Consolidated Statements of Cash Flows for the year ended March 31, 2000, for the ten months ended March 31, 1999 and for the year ended May 31, 1998

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

3. Exhibits.

   The exhibits listed in the Exhibit Index are filed as a part of this report on Form 10-K.

   (b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended March 31,
  2000

                                   SIGNATURES

   The following authorized person has signed this report on our behalf, as required by Section 13 or 15(d) of the Securities Exchange Act of 1934.

                                          GENESIS MICROCHIP INCORPORATED

                                          By: /s/     Paul M. Russo
                                             ----------------------------------
                                                      Paul M. Russo
                                                        Chairman

   This report has been signed by the following persons in the capacities and on the dates indicated as required by the Securities Exchange Act of 1934.

             Signature                           Title                    Date
             ---------                           -----                    ----

        /s/ Paul M. Russo            Chairman                        June 29, 2000
____________________________________
           Paul M. Russo

        /s/ Amnon Fisher             President and Chief             June 29, 2000
____________________________________ Executive Officer
           Amnon Fisher

         /s/ Eric Erdman             Chief Financial Officer and     June 29, 2000
____________________________________ Secretary
            Eric Erdman

      /s/ James E. Donegan           Director                        June 29, 2000
____________________________________
         James E. Donegan

      /s/ George A. Duguay           Director                        June 29, 2000
____________________________________
         George A. Duguay

      /s/ Lawrence G. Finch          Director                        June 29, 2000
____________________________________
         Lawrence G. Finch

    /s/ Alexander S. Lushtak         Director                        June 29, 2000
____________________________________
       Alexander S. Lushtak

                                 EXHIBIT INDEX

 Exhibit
 Number  Description
 ------- -----------
 21      Subsidiaries
 27.1    Financial Data Schedule for the year ended March 31, 2000