Form 10-Q
period 2000-06-30
GENESIS MICROCHIP INC
filed 2000-08-14
CIK 1053782

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               -----------------

                                   FORM 10-Q

                                  (mark one)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                Yes [X] No [_]

        There were 19,246,509 shares of the registrant's common shares issued and outstanding as of June 30, 2000.

                        GENESIS MICROCHIP INCORPORATED
                                   FORM 10-Q

                       THREE MONTHS ENDED JUNE 30, 2000

                                     Index

Item Number                                                                                       Page
-----------                                                                                       ----
Part I:  Financial Information
      Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets at March 31, 2000 and June 30, 2000                 1
           Condensed Consolidated Statements of Operations for the three month periods ended
              June 30, 2000 and June 30, 1999                                                        2
           Condensed Consolidated Statements of Cash Flows for the three month periods ended
              June 30, 2000 and June 30, 1999                                                        3
           Notes To Condensed Consolidated Financial Statements                                      4

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                            6

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk                           14

Part II: Other Information
      Item 1.  Legal Proceedings                                                                    14
      Item 2.  Changes in Securities                                                                 *
      Item 3.  Defaults Upon Senior Securities                                                       *
      Item 4.  Submission of Matters to a Vote of Security Holders                                   *
      Item 5.  Other Information                                                                     *
      Item 6.  Exhibits and Reports on Form 8-K                                                     15

Signature                                                                                           15

*  No information has been provided because this item is not applicable.

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                        GENESIS MICROCHIP INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollar amounts in thousands of U.S. dollars)
                                  (unaudited)

                                    ASSETS

                                                                              June 30,     March 31,
                                                                                2000         2000
                                                                           ---------------------------
 Current assets:
     Cash and cash equivalents                                             $      42,489   $   42,942
     Accounts receivable trade, net of allowance for doubtful accounts
      of $230 at June 30, 2000 and March 31, 2000                                  7,594        6,023
     Income taxes recoverable                                                      1,104        1,111
     Inventory                                                                     5,192        4,714
     Other                                                                         2,417        1,897
                                                                           --------------------------
        Total current assets                                                      58,796       56,687
 Capital assets                                                                   11,364       12,000
 Deferred income taxes                                                             3,118        3,024
 Other                                                                                 -           80
                                                                           --------------------------
           Total assets                                                    $      73,278   $   71,791
                                                                           ==========================

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                                                      $       2,615   $    1,963
     Accrued liabilities                                                           2,756        3,967
     Current portion of loans payable                                                 95           96
                                                                           --------------------------
        Total current liabilities                                                  5,466        6,026
 Long-term liabilities:
     Loans payable                                                                   453          518
                                                                           --------------------------
        Total liabilities                                                          5,919        6,544
 Shareholders' equity:
    Special shares:
    Authorized - 1,000,000,000 shares without par value Issued and outstanding - no shares at June 30 or March 31
    Common shares:
    Authorized - 1,000,000,000 shares without par value Issued and outstanding - 19,246,509 shares at June 30 and 19,140,482
      shares at March 31                                                          72,740       72,225
     Additional paid in capital                                                    1,293        1,293
     Cumulative other comprehensive loss                                             (94)         (94)
     Deferred compensation                                                          (241)        (273)
     Deficit                                                                      (6,339)      (7,904)
                                                                           --------------------------
        Total shareholders' equity                                                67,359       65,247
                                                                           --------------------------
           Total liabilities and shareholders' equity                      $      73,278   $   71,791
                                                                           ==========================

See accompanying notes to condensed consolidated financial statements.

                        GENESIS MICROCHIP INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    (dollar amounts in thousands of U.S. dollars, except per share amounts)
                                  (unaudited)

                                                                    Three Months Ended
                                                                 June 30,        June 30,
                                                                   2000            1999
                                                               ---------------------------
Revenues                                                       $   12,812        $ 16,306
Cost of revenues                                                    4,354           5,264
                                                               --------------------------
Gross profit                                                        8,458          11,042

Operating expenses:
   Research and development                                         4,048           3,579
   Selling, general and administrative                              3,189           3,273
   Merger-related costs                                                 -           3,455
                                                               --------------------------
      Total operating expenses                                      7,237          10,307
                                                               --------------------------
Income (loss) from operations                                       1,221             735
Interest income                                                       514             417
                                                               --------------------------
Income before income taxes                                          1,735           1,152
Provision for (recovery of) income taxes                              170            (121)
                                                               --------------------------
Net income                                                     $    1,565        $  1,273
                                                               ==========================

Earnings per share:
       Basic                                                   $     0.08        $   0.07
       Diluted                                                 $     0.08        $   0.06

Weighted average number of common
shares outstanding (in thousands):
       Basic                                                       19,183          18,375
       Diluted                                                     19,858          19,817

See accompanying notes to condensed consolidated financial statements.

                        GENESIS MICROCHIP INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (dollar amounts in thousands of U.S. dollars)
                                  (unaudited)

                                                                                Three Months Ended
                                                                             June 30,         June 30,
                                                                               2000             1999
                                                                           ----------------------------
Cash flows from operating activities:
       Net income                                                          $  1,565           $  1,273
       Adjustments to reconcile net income to cash
         used in operating activities:
         Amortization                                                         1,005                686
         Stock compensation expense                                              32                 13
         Inventory provision                                                      -                100
         Deferred income taxes                                                  (94)                 -
       Change in operating assets and liabilities:
         Accounts receivable trade                                           (1,571)               (66)
         Income taxes receivable                                                  7               (233)
         Inventory                                                             (478)             1,129
         Other current assets                                                  (520)             2,413
         Accounts payable                                                       652              1,009
         Accrued liabilities                                                 (1,211)               368
                                                                           ---------------------------
                 Net cash (used in) from operating activities                  (613)             6,692
Cash flows from investing activities:
       Additions to capital assets                                             (369)            (2,576)
       Other                                                                     80                  -
                                                                           ---------------------------
                 Cash used in investing activities                             (289)            (2,576)
Cash flows from financing activities:
       Proceeds from issue of common shares, net of
         issue costs                                                            515                795
       Repayment of bank indebtedness - net                                       -                (48)
       Repayment of loans payable                                               (60)            (1,034)
                                                                           ---------------------------
                 Net cash from (used in) financing activities                   455               (287)
Effect of currency translation on cash balances                                  (6)                (6)
                                                                           ---------------------------
(Decrease) increase in cash and cash equivalents                               (453)             3,823
Cash and cash equivalents, beginning of period                               42,942             38,479
                                                                           ---------------------------
Cash and cash equivalents, end of period                                   $ 42,489           $ 42,302
                                                                           ============================

         See accompanying notes to condensed consolidated financial statements.

                        GENESIS MICROCHIP INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Basis of presentation

We have prepared the accompanying unaudited condensed financial statements according to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Consequently, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with our financial statements and notes thereto for the year ended March 31, 2000 that are included in our most recent 10-K filing with the Securities and Exchange Commission. We believe that the accompanying financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, that are necessary for fair presentation of the results for the interim periods presented. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

2.   Comparative figures

Certain comparative figures have been reclassified to conform with the presentation in the current period.

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

Per share information calculated on this basis is as follows (in thousands, except per share amounts):

                                                                             Three Months Ended
                                                                          June 30,         June 30,
                                                                            2000             1999
                                                                       --------------------------------
Numerator:
       Net income                                                        $  1,565             $  1,273
                                                                       ===============================
Denominator for basic earnings per share-
       Weighted average common shares outstanding                          19,183               18,375
                                                                       ===============================

Basic earnings per share                                                 $   0.08             $   0.07
                                                                       ===============================

Denominator for diluted earnings per share-
       Weighted average common shares outstanding                          19,183               18,375
       Stock options and warrants                                             675                1,442
                                                                       -------------------------------
       Shares used in computing diluted earnings per share
                                                                           19,858               19,817
                                                                       ===============================

Diluted earnings per share                                               $   0.08             $   0.06
                                                                       ===============================

4.  Segmented information

We operate and track our results in one operating segment. We design, develop and market integrated circuits that manipulate and process digital images.

Revenues from our unaffiliated customers by geographic region were as follows (in thousands):

                                              Three Months Ended
                                            June 30,        June 30,
                                              2000            1999
                                          ----------------------------
United States                                 $   1,848     $   2,949
Japan and Asia                                   10,349        12,976
Canada                                              247            66
Rest of World                                       368           315
                                          ---------------------------
                                              $  12,812     $  16,306
                                          ===========================

Net long-lived assets by country of location were as follows (in thousands):

                                            June 30,        March 31,
                                              2000            2000
                                          ---------------------------
United States                                 $ 4,202       $  3,000
Canada                                          7,162          9,000
                                          --------------------------
                                              $11,364       $ 12,000
                                          ==========================

The following table shows the percentage of our revenue in each period that was derived from customers who individually accounted for more than 10% of revenue in that period:

                                               Three Months Ended
                                              June 30,     June 30,
                                                2000          1999
                                           ----------------------------
Customer A                                      13%            -
Customer B                                      12%            -


At June 30, 2000 one customer accounted for 14% of accounts receivable trade. At March 31, 2000, one customer accounted for 16% of accounts receivable trade.

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

Overview

We design, develop and market integrated circuits, or chips, that process digital video and graphic images. Our chips translate source video, graphics and digital images in order to be able to show them on various display systems such as flat panel computer monitors or digital televisions. We do not manufacture our chips. We procure them from third party manufacturers, such as IBM Corporation, Taiwan Semiconductor Manufacturing Corporation, United Semiconductor Corporation, and Samsung Semiconductor, Inc.

Applications for our products include:
 .  flat panel computer monitors,
 .  digital CRT computer monitors,
 . consumer electronics applications, such as digital television and DVD, . digital projection systems, and
 . advanced image processing applications such as video editing, medical and security systems.

Results of operations

The following table shows unaudited statement of operations data for the three month periods ended June 30, 2000 and June 30, 1999, expressed as a percentage of revenues:

                                                                              Three Months Ended
                                                                           June 30,        June 30,
                                                                             2000            1999
                                                                        -------------------------------
Revenues                                                                    100.0%          100.0%
Cost of revenues                                                             34.0            32.3
                                                                        -------------------------------
Gross profit                                                                 66.0            67.7

Operating expenses:
   Research and development                                                  31.6            21.9
   Selling, general and administrative                                       24.9            20.1
   Merger-related costs                                                       0.0            21.2
                                                                        -------------------------------
     Total operating expenses                                                56.5            63.2
                                                                        -------------------------------
Income (loss) from operations                                                 9.5             4.5
Interest income                                                               4.0             2.6
                                                                        -------------------------------
Income before income taxes                                                   13.5             7.1
Provision for income taxes                                                    1.3            (0.7)
                                                                        -------------------------------
Net income                                                                   12.2%            7.8%
                                                                        ===============================

Revenues: Revenues for the three months ended June 30, 2000 decreased to $12.8 million from $16.3 million in the three months ended June 30, 1999, a decrease of 21.4%. Revenues for the three months ended June 30, 1999 were positively impacted by significant reductions in the retail selling prices of flat panel computer monitors during early calendar 1999. The lack of capacity to manufacture a sufficient number of LCD panels to satisfy the increasing demand resulted in a subsequent increase in retail selling prices in the flat panel computer monitor market. This had the effect of reducing the rate of growth in demand for our products as vendors sought to reduce their inventory levels built up during the period of rapid growth.

Revenue from the flat panel computer monitor market decreased to $9.8 million, or 76.6% of our revenue, in the three months ended June 30, 2000, from $11.5 million, or 70.8% of our revenue, in the three months ended June 30, 1999. The year-over-year decrease in revenue was primarily a result of the rapid growth and subsequent decline in demand for our products as described above.

Gross Profit. Gross profit for the three months ended June 30, 2000 decreased to $8.5 million from $11.0 million in the three months ended June 30, 1999. As a percentage of revenues, gross profit represented 66.0% of revenues in the three months ended June 30, 2000, down from 67.7% of revenues in three months ended June 30, 1999. The decrease in gross profit percentage in 2000 over 1999 was primarily attributable to a different mix of products sold, with the newer products generally having lower average selling prices. We expect gross profit percentage to continue to decline in future periods as a result of our aggressive pricing strategy for further increasing our share of the flat panel computer monitor market.

Research and Development. Research and development expenses include costs associated with research and development personnel, development tools and prototyping costs. Research and development expenses for the three months ended June 30, 2000 increased to $4.0 million from $3.6 million in the three months ended June 30, 1999. These expenses represented 31.6% of revenues in the 2000 period and 21.9% of revenues in the 1999 period.

The dollar increase in the 2000 period over the comparative period in 1999 reflects higher personnel costs associated with an expansion in our research and development activities and increased prototype and pre-production expenses for new products under development. We expect to continue to make substantial investments in our research and development activities and anticipate that the dollar amount of research and development expenses will continue to increase. The increase in research and development expenses as a percentage of revenues is a result of the decline in revenues from the previous period. This trend is not intended to continue, as we expect our rate of revenue growth to exceed our rate of increase in research and development expenses.

Selling, General and Administrative. Selling, general and administrative expenses consist of personnel and related overhead costs for selling, marketing, customer support, finance, human resources and general management functions and of commissions paid to regional sales representatives. Selling, general and administrative expenses were $3.2 million in the three months ended June 30, 2000 and $3.3 million in the three months ended June 30, 1999. These expenses represented 24.9% of revenues in the 2000 period and 20.1% of revenues in the 1999 period.

The dollar decrease in 2000 from 1999 in selling, general and administrative expenses reflects lower commissions associated with lower sales volumes offset in part by increased personnel costs related to increased administrative and customer support activities. We expect the dollar amount of selling, general and administrative expenses to increase because of additions to administrative, marketing, selling and customer support personnel and continued expansion of our international operations. The increase in selling, general and administrative expenses as a percentage of revenues results from the decline in revenues from the previous period.

Interest Income. Interest income in the three months ended June 30, 2000 was $514,000, compared with $417,000 in the three months ended June 30, 1999. Changes in interest income result from changes in the average amount of cash and cash equivalents on hand, and from interest earned on income taxes and tax credits recoverable. Future interest income will depend on the amount of funds available to invest and on future interest rates.

Provision for Income Taxes. We have changed the classification of investment tax credits (ITC's) in our statement of operations, commencing with the current fiscal year, to present more clearly the actual spending on research and development activities. Prior to April 1, 2000, ITC's were classified as a reduction to research and development expense. ITC's are now shown as a reduction to income tax expense. The comparative figures for the three months ended June 30, 1999 have been reclassified to conform with the presentation in the current period. The provisions for income taxes for the three months ended June 30, 2000, are calculated based on our expected tax rate for the entire fiscal year. We have investment tax credits and non-capital losses available to reduce taxes payable or taxable income. Future income taxes will depend on our effective tax rates and the distribution of taxable income between taxation jurisdictions.

Liquidity and capital resources

Cash and cash equivalents were $42.5 million at June 30, 2000. Net cash used in operations for the three months ended June 30, 2000, was $0.6 million. Prior to changes in operating assets and liabilities, cash of $2.5 million was generated for the three months ended June 30, 2000.

Net cash used in investing activities was $0.3 million in the three months ended June 30, 2000, primarily due to net capital spending of $0.4 million.

Continued expansion of our business may require higher levels of capital equipment purchases. We have no significant capital spending or purchase commitments other than purchase commitments made in the ordinary course of business.

Net cash provided by financing activities in the three months ended June 30, 2000 was $0.5 million. This was primarily a result of funds received for the purchase of shares under the terms of our stock purchase plan and stock option plans, offset by our repayment of indebtedness of $0.1 million.

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

For the three months ended June 30, 2000, 76.6% of our revenues were derived from sales to customers in the flat panel computer monitor market. This and other potential markets may not develop as expected, which would harm our business.

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

We face intense competition and may not be able to compete effectively

We compete with both large companies and start-up companies, including Macronix International Co., Ltd., Philips Semiconductors, a division of Philips Electronics N.V., Silicon Image, Inc., ST Microelectronics, Inc., Inc., Pixelworks, Inc., and Sage, Inc. We anticipate that as the markets for our products develop, our current customers may develop their own products and competition from diversified electronic and semiconductor companies will intensify. Some competitors are likely to include companies with greater financial and other resources than us. Increased competition could harm our business, by, for example, increasing pressure on our profit margins or causing us to lose customers.

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

All of our outside foundries and most of our third party assembly and test subcontractors are located in Taiwan, which is an area susceptible to earthquakes. In addition, some of our significant customers are located in Taiwan. Damage caused by earthquakes in Taiwan may result in shortages in water or electricity or transportation which could limit the production capacity of our outside foundries and the ability of subcontractors to provide assembly and test services. Any reduction in production capacity or the ability to provide assembly and test services could cause delays or shortages in our product supply, which would harm our business. Customers located in Taiwan were responsible for 50.1% of our product revenue for the three months ended June 30, 2000. If the facilities or equipment of these customers are damaged by future earthquakes, they could reduce their purchases of our products, which would harm our business. In addition, the operations of suppliers to our outside foundries and our Taiwanese customers could be disrupted by future earthquakes, which could in turn harm our business by resulting in shortages in our product supply or reduced purchases of our products.

A large percentage of our revenues come from sales to a small number of large customers

The markets for our products are highly concentrated. Our sales are derived from a limited number of customers. Sales to our largest five customers accounted for 46.6% of our revenues for the three months ended June 30, 2000. We expect that a small number of customers will continue to account for a large amount of our revenues. All of our sales are made on the basis of purchase orders rather than long-term agreements so that any customer could cease purchasing products at any time without penalty. The decision by any large customer to decrease or cease using our products would harm our business.

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

A large percentage of our revenues will come from sales outside of North America, which creates additional business risks

A large portion of our revenues will come from sales to customers outside of North America, particularly to equipment manufacturers located in Japan and other parts of Asia. For the three months ended June 30, 2000, sales to regions outside of North America amounted to 84% of revenues. These sales are subject to numerous risks, including:

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

We have been issued patents and have a number of pending United States and foreign patent applications. However, we cannot assure you that any patent will be issued as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. It may be possible for a third party to copy or otherwise obtain and use our products, or technology without authorization, develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.

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

We may make future acquisitions where advisable and acquisitions involve numerous risks

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 8, 1999, a Complaint for Damages in Northshore Laboratories Inc. v.
                                               -------------------------------
Genesis Microchip, Inc., docket no. 99-cv-4774(MCL) was filed in Federal
-----------------------
District Court in Trenton, New Jersey. In that Complaint, Northshore claimed an unspecified amount of damages for breach of contract arising out of a licensing agreement between us. On December 6, 1999, we filed an Answer to Complaint, Counterclaim, Third Party Complaint and Demand for Jury Trial. In our response, we denied the allegations of the Northshore Complaint and made counterclaims for declaratory and injunctive relief as a minority shareholder in Northshore. This claim was amicably settled during the three months ended June 30, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   The following exhibits are attached:

         27.1     Financial Data Schedule

b)   Reports on Form 8-K:

         We filed no reports on Form 8-K in the three months ended June 30, 2000.


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

Date:  August 14, 2000