Form 10-Q
period 2000-09-30
GENESIS MICROCHIP INC
filed 2000-11-14
CIK 1053782

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               -----------------

                                   FORM 10-Q

                                  (mark one)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                Yes [X] No [_]

        There were 19,359,849 shares of the registrant's common shares issued and outstanding as of September 30, 2000.

                        GENESIS MICROCHIP INCORPORATED
                                   FORM 10-Q
                     THREE MONTHS ENDED SEPTEMBER 30, 2000

                                     Index

Item Number                                                                                       Page
-----------                                                                                       ----
Part I:  Financial Information
      Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets at March 31, 2000 and September 30, 2000            1
           Condensed Consolidated Statements of Operations for the three and six month
              periods ended September 30, 2000 and September 30, 1999                                2
           Condensed Consolidated Statements of Cash Flows for the six month periods ended
              September 30, 2000 and September 30, 1999                                              3
           Notes To Condensed Consolidated Financial Statements                                      4

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                          6

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk                           14

Part II: Other Information
      Item 1.  Legal Proceedings                                                                    14
      Item 2.  Changes in Securities                                                                 *
      Item 3.  Defaults Upon Senior Securities                                                       *
      Item 4.  Submission of Matters to a Vote of Security Holders                                  14
      Item 5.  Other Information                                                                     *
      Item 6.  Exhibits and Reports on Form 8-K                                                     15

Signature                                                                                           15

 * No information has been provided because this item is not applicable.

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                        GENESIS MICROCHIP INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollar amounts in thousands of U.S. dollars)

                                               ASSETS

                                                                            September 30,  March 31,
                                                                                2000          2000
                                                                             (unaudited)
                                                                           ---------------------------
Current assets:
    Cash and cash equivalents                                                    $ 33,396   $ 42,942

    Accounts receivable trade, net of allowance for doubtful accounts
     of $230 at September 30, 2000 and March 31, 2000                              11,493      6,023
    Income taxes recoverable                                                        1,235      1,111
    Inventory                                                                       7,126      4,714
    Investment held for resale                                                      1,100      1,100
    Other                                                                           2,291        797
                                                                          ---------------------------
       Total current assets                                                        56,641     56,687
Capital assets                                                                     11,488     12,000
Deferred income taxes                                                               3,231      3,024
Investment, at cost                                                                 2,021         80
                                                                          ---------------------------
          Total assets                                                           $ 73,381   $ 71,791
                                                                          ===========================

                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                             $  1,057   $  1,963
    Accrued liabilities                                                             1,582      3,967
    Current portion of loans payable                                                   94         96
                                                                          ---------------------------
       Total current liabilities                                                    2,733      6,026
Long-term liabilities:
    Loans payable                                                                     418        518
                                                                          ---------------------------
       Total liabilities                                                            3,151      6,544
Shareholders' equity:
   Special shares:
   Authorized - 1,000,000,000 shares without par value Issued and outstanding - no shares at September 30 or March 31 Common shares:
   Authorized - 1,000,000,000 shares without par value Issued and outstanding - 19,359,849 shares at September 30 and
   19,140,482 shares at March 31                                                   73,628     72,225
    Additional paid in capital                                                      1,293      1,293
    Cumulative other comprehensive loss                                               (94)       (94)
    Deferred compensation                                                            (223)      (273)
    Deficit                                                                        (4,374)    (7,904)
                                                                          ---------------------------
       Total shareholders' equity                                                  70,230     65,247
                                                                          ---------------------------
          Total liabilities and shareholders' equity                             $ 73,381   $ 71,791
                                                                          ===========================

See accompanying notes to condensed consolidated financial statements.

                        GENESIS MICROCHIP INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    (dollar amounts in thousands of U.S. dollars, except per share amounts)
                                  (unaudited)

                                                    Three Months Ended           Six Months Ended
                                                  September     September     September    September
                                                  30, 2000      30, 1999      30, 2000      30, 1999
                                                -------------------------------------------------------
Revenues                                              $15,040       $16,362       $27,852      $32,668
Cost of revenues                                        5,603         5,002         9,957       10,266
                                                -------------------------------------------------------
Gross profit                                            9,437        11,360        17,895       22,402

Operating expenses:
   Research and development                             4,417         3,986         8,465        7,566
   Selling, general and administrative                  3,553         3,112         6,742        6,385
   Merger-related costs                                     -             -             -        3,455
                                                -------------------------------------------------------
      Total operating expenses                          7,970         7,098        15,207       17,406
                                                -------------------------------------------------------
Income from operations                                  1,467         4,262         2,688        4,996
Interest income                                           739           515         1,253          932
                                                -------------------------------------------------------
Income before income taxes                              2,206         4,777         3,941        5,928
Provision for income taxes                                241           751           411          629
                                                -------------------------------------------------------
Net income                                            $ 1,965       $ 4,026       $ 3,530      $ 5,299
                                                =======================================================

Earnings per share:
       Basic                                          $  0.10       $  0.22       $  0.18      $  0.29
       Diluted                                        $  0.10       $  0.20       $  0.18      $  0.27

Weighted average number of common
shares outstanding (in thousands):
       Basic                                           19,298        18,499        19,241       18,437
       Diluted                                         19,963        19,784        19,902       19,808

See accompanying notes to condensed consolidated financial statements.

                        GENESIS MICROCHIP INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (dollar amounts in thousands of U.S. dollars)
                                  (unaudited)

                                                                                Six Months Ended
                                                                             September     September
                                                                             30, 2000      30, 1999
                                                                           ----------------------------
Cash flows from operating activities:
       Net income                                                                $ 3,530       $ 5,299
       Adjustments to reconcile net income to cash
         used in operating activities:
         Amortization                                                              2,032         1,232
         Stock compensation expense                                                   50            13
         Inventory provision                                                           -           350
         Deferred income taxes                                                      (207)            -
       Change in operating assets and liabilities:
         Accounts receivable trade                                                (5,470)         (857)
         Income taxes receivable                                                    (124)          612
         Inventory                                                                (2,412)        1,396
         Other current assets                                                     (1,494)        2,208
         Accounts payable                                                           (906)        1,040
         Accrued liabilities                                                      (2,385)       (1,843)
                                                                           ----------------------------
                 Net cash (used in) from operating activities                     (7,386)        9,450
Cash flows from investing activities:
       Additions to capital assets, net                                           (1,520)       (3,993)
       Other, net                                                                 (1,941)       (1,100)
                                                                           ----------------------------
                 Cash used in investing activities                                (3,461)       (5,093)
Cash flows from financing activities:
       Proceeds from issue of common shares, net of
         issue costs                                                               1,403         2,034
       Repayment of bank indebtedness - net                                            -          (483)
       Repayment of loans payable                                                    (90)       (1,034)
                                                                           ----------------------------
                 Net cash from (used in) financing activities                      1,313           517
Effect of currency translation on cash balances                                      (12)           13
                                                                           ----------------------------
(Decrease) increase in cash and cash equivalents                                  (9,546)        4,887
Cash and cash equivalents, beginning of period                                    42,942        38,479
                                                                           ----------------------------
Cash and cash equivalents, end of period                                         $33,396       $43,366
                                                                           ============================

    See accompanying notes to condensed consolidated financial statements.

                        GENESIS MICROCHIP INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Basis of presentation

We have prepared the accompanying unaudited condensed financial statements in accordance with United States generally accepted accounting principles and according to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Consequently, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with our financial statements and notes thereto for the year ended March 31, 2000 that are included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We believe that the accompanying financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, that are necessary for fair presentation of the results for the interim periods presented. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Per share information calculated on this basis is as follows (in thousands, except per share amounts):

                                                                     Three Months Ended             Six Months Ended
                                                                September 30,  September 30,  September 30,  September 30,
                                                                     2000           1999           2000           1999
                                                                ----------------------------- -----------------------------
Numerator:
       Net income                                                      $ 1,965       $ 4,026        $ 3,530        $ 5,299
                                                                ============================= =============================

Denominator for basic earnings per share-
       Weighted average common shares outstanding                       19,298        18,499         19,241         18,437
                                                                ============================= =============================

Basic earnings per share                                               $  0.10       $  0.22        $  0.18        $  0.29
                                                                ============================= =============================

Denominator for diluted earnings per share-
       Weighted average common shares outstanding                       19,298        18,499         19,241         18,437
       Stock options and warrants                                          665         1,285            661          1,371
                                                                ----------------------------- -----------------------------
       Shares used in computing diluted earnings per share              19,963        19,784         19,902         19,808
                                                                ============================= =============================

Diluted earnings per share                                             $  0.10       $  0.20        $  0.18        $  0.27
                                                                ============================= =============================

4.   Segmented information

We operate and track our results in one operating segment. We design, develop and market integrated circuits that manipulate and process digital images.

Revenues from our unaffiliated customers by geographic region were as follows (in thousands):

                                                    Three Months Ended          Six Months Ended
                                                  September    September     September     September
                                                  30, 2000      30, 1999     30, 2000      30, 1999
                                                -------------------------------------------------------
United States                                     $     3,342   $    3,988   $     5,190   $     6,937
Japan and Asia                                         10,226       12,080        20,575        25,056
Canada                                                    465          118           712       184,491
Rest of World                                           1,007          176         1,375         4,914
                                                -------------------------------------------------------
                                                  $    15,040   $   16,362   $    27,852   $    32,668
                                                =======================================================

Net long-lived assets by country of location were as follows (in thousands):

                                                                             September     March 31,
                                                                              30, 2000       2000
                                                                            -------------------------
United States                                                                 $    4,416   $    3,000
Canada                                                                             7,072        9,000
                                                                            -------------------------
                                                                              $   11,488   $   12,000
                                                                            =========================

The following table shows the percentage of our revenue in each period that was derived from customers who individually accounted for more than 10% of revenue in that period:

                                              Three Months Ended          Six Months Ended
                                         September 30,  September 30,   September 30,  September 30,
                                              2000           2000           2000           1999
                                         -----------------------------------------------------------
Customer A                                          -             13%              -             11%
Customer B                                          -              -              10%             -

At September 30, 2000 one customer accounted for 11% of accounts receivable trade. At March 31, 2000, two customers represented 16% and 10% of accounts receivable trade, respectively.

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company does not expect the adoption of SAB 101 to have a material effect on its consolidated financial position or results of operations.

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

Results of operations

The following table shows unaudited statement of operations data for the three month and six month periods ended September 30, 2000 and September 30, 1999, expressed as a percentage of revenues:

                                                       Three Months Ended            Six Months Ended
                                                  September 30,  September 30,  September 30,  September 30,
                                                      2000           1999           2000           1999
                                                ------------------------------------------------------------
Revenues                                                100.0%         100.0%         100.0%          100.0%
Cost of revenues                                         37.2           30.6           35.7            31.4
                                                ------------------------------------------------------------
Gross profit                                             62.8           69.4           64.3            68.6

Operating expenses:
   Research and development                              29.4           22.9           30.4            21.9
   Selling, general and administrative                   23.6           19.0           24.2            19.5
   Merger-related costs                                     -              -              -            10.6
                                                ------------------------------------------------------------
     Total operating expenses                            53.0           41.9           54.6            52.0
                                                ------------------------------------------------------------
Income from operations                                    9.8           27.5            9.7            16.6
Interest income                                           4.9            3.2            4.5             2.8
                                                ------------------------------------------------------------
Income before income taxes                               14.7           30.7           14.2            19.4
Provision for income taxes                                1.6            6.1            1.5             3.2
                                                ------------------------------------------------------------
Net income                                               13.1%          24.6%          12.7%           16.2%
                                                ============================================================

Revenues: Revenues for the three months ended September 30, 2000 decreased to $15.0 million from $16.4 million in the three months ended September 30, 1999, a decrease of 8.1%. This resulted from a decline in average selling prices, offset in part by an increase in units shipped. The company expects that revenues in the second half of 2001 and 2002 fiscal years will continue to be dominated by shipments of product into the flat panel monitor market. As a result of the timing of the introduction of new products, together with the expected growth of the flat panel monitor market, the company anticipates sequential quarterly growth in the December 2000 quarter in the range of 14-16% over the September quarter and similar sequential growth from the December quarter to the March 2001 quarter. For fiscal 2002 as a whole it is targeting growth of 65 to 75% over fiscal 2001.

Gross Profit. Gross profit for the three months ended September 30, 2000 decreased to $9.4 million from $11.4 million in the three months ended September 30, 1999. As a percentage of revenues, gross profit represented 62.8% of revenues in the three months ended September 30, 2000, down from 69.4% of revenues in the three months ended September 30, 1999. The decrease in gross profit percentage in 2000 over 1999 was primarily attributable to a different mix of products sold, with the newer products generally having lower average gross margins, and as a result of our pricing strategy for further increasing our share of the flat panel computer monitor market. The company expects gross margins will average in the high 50% range for fiscal 2001, moving toward the low 50% range in fiscal 2002 as it increases revenues in higher volume markets.

Research and Development. Research and development expenses include costs associated with research and development personnel, development tools and prototyping costs. Research and development expenses for the three months ended September 30, 2000 increased to $4.4 million from $4.0 million in the three months ended September 30, 1999. These expenses represented 29.4% of revenues in the 2000 period and 22.9% of revenues in the 1999 period.

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

Selling, General and Administrative. Selling, general and administrative expenses consist of personnel and related overhead costs for selling, marketing, customer support, finance, human resources and general management functions and of commissions paid to regional sales representatives. Selling, general and administrative expenses were $3.6 million in the three months ended September 30, 2000 and $3.1 million in the three months ended September 30, 1999. These expenses represented 23.6% of revenues in the 2000 period and 19.0% of revenues in the 1999 period.

The dollar increase in 2000 from 1999 in selling, general and administrative expenses reflects increased personnel costs related to increased administrative, marketing, selling and customer support personnel and continued expansion of our international operations. The increase in selling, general and administrative expenses as a percentage of revenues results from the decline in revenues and increase in expenses from the previous period. This trend is not intended to continue, as we expect our rate of revenue growth to exceed our rate of increase in selling, general and administrative expenses.

Total Operating Expenses. Total operating expenses for the three months ended September 30, 2000 increased to $8.0 million from $7.1 million in the three months ended September 30, 1999, for the reasons described above. The company expects that total operating expenses for the three months ended December 31, 2000 will be relatively unchanged from the three months ended September 30, 2000. For fiscal 2001 it is targeting operating expenses averaging in the mid-40% range as a percentage of revenue, declining to the mid-30% range in fiscal 2002.

Interest Income. Interest income in the three months ended September 30, 2000 was $739,000, compared with $515,000 in the three months ended September 30, 1999. Changes in interest income result from changes in the average amount of cash and cash equivalents on hand, and from interest earned on income taxes and tax credits recoverable. Future interest income will depend on the amount of funds available to invest and on future interest rates.

Provision for Income Taxes. We have changed the classification of investment tax credits (ITC's) in our statement of operations, commencing with the current fiscal year, to present more clearly the actual spending on research and development activities. Prior to April 1, 2000, ITC's were classified as a reduction to research and development expense. ITC's are now shown as a reduction to income tax expense. The comparative figures for the three months ended September 30, 1999 have been reclassified to conform with the presentation in the current period. The provisions for income taxes for the three months ended September 30, 2000, are calculated based on our expected tax rate of approximately 10% for the entire fiscal year. We have investment tax credits and non-capital losses available to reduce taxes payable or taxable income. Future income taxes will depend on our effective tax rates and the distribution of taxable income between taxation jurisdictions. The company is targeting a longer-term effective income tax rate of approximately 20%.

Liquidity and capital resources

Cash and cash equivalents were $33.4 million at September 30, 2000. Net cash used in operations for the six months ended September 30, 2000, was $7.4 million. Prior to changes in operating assets and liabilities, cash of $5.4 million was generated for the six months ended September 30, 2000.

Net cash used in investing activities was $3.5 million in the six months ended September 30, 2000, due to net capital spending of $1.5 million and an investment of $2.0 million in Silicon Video Inc., a private company.

Continued expansion of our business may require higher levels of capital equipment purchases. We have no significant capital spending or purchase commitments other than purchase commitments made in the ordinary course of business.

Net cash provided by financing activities in the six months ended September 30, 2000 was $1.3 million. This was primarily a result of funds received for the purchase of shares under the terms of our stock purchase plan and stock option plans, offset by our repayment of indebtedness of $0.1 million.

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

For the three months ended September 30, 2000, a substantial portion of our revenues were derived from sales to customers in the flat panel computer monitor market. This and other potential markets may not develop as expected, which would harm our business.

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

We must develop new products and enhance our existing products to meet OEM design requirements and design cycles

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

We face intense competition and may not be able to compete effectively

We compete with both large companies and start-up companies, including Macronix International Co., Ltd., Philips Semiconductors, a division of Philips Electronics N.V., Pixelworks, Inc., Sage, Inc., Silicon Image, Inc., and ST Microelectronics, Inc. Our business could be harmed by these existing competitors announcing or introducing new products. Also, we anticipate that as the markets for our products develop, our current customers may develop their own products and competition from diversified electronic and semiconductor companies will intensify. Some competitors are likely to include companies with greater financial and other resources than us. This increased competition could harm our business, by, for example, increasing pressure on our profit margins or causing us to lose customers.

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

All of our outside foundries and most of our third party assembly and test subcontractors are located in Taiwan, which is an area susceptible to earthquakes. In addition, some of our significant customers are located in Taiwan. Damage caused by earthquakes in Taiwan may result in shortages in water or electricity or transportation which could limit the production capacity of our outside foundries and the ability of subcontractors to provide assembly and test services. Any reduction in production capacity or the ability to provide assembly and test services could cause delays or shortages in our product supply, which would harm our business. Customers located in Taiwan were responsible for 46.2% of our product revenue for the three months ended September 30, 2000. If the facilities or equipment of these customers are damaged by future earthquakes, they could reduce their purchases of our products, which would harm our business. In addition, the operations of suppliers to our outside foundries and our Taiwanese customers could be disrupted by future earthquakes, which could in turn harm our business by resulting in shortages in our product supply or reduced purchases of our products.

A large percentage of our revenues come from sales to a small number of large customers

The markets for our products are highly concentrated. Our sales are derived from a limited number of customers. Sales to our largest five customers accounted for 34.3% of our revenues for the three months ended September 30, 2000. We expect that a small number of customers will continue to account for a large amount of our revenues. All of our sales are made on the basis of purchase orders rather than long-term agreements so that any customer could cease purchasing products at any time without penalty. The decision by any large customer to decrease or cease using our products would harm our business.

We do not have long-term commitments from our customers, and we allocate resources based on our estimates of customer demand.

Our sales are made on the basis of purchase orders rather than long-term purchase commitments. In addition, our customers may cancel or defer purchase orders for reasons outside our control, such as supply constraints for other components incorporated into their products. We manufacture our products according to our estimates of customer demand. This process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products which we may not be able to sell. As a result, we would have excess inventory, which would increase our losses. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity is unavailable, we would forego revenue opportunities, lose market share and damage our customer relationships.

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

A large percentage of our revenues will come from sales outside of North America, which creates additional business risks

A large portion of our revenues will come from sales to customers outside of North America, particularly to equipment manufacturers located in Japan and other parts of Asia. For the three months ended September 30, 2000, sales to regions outside of North America amounted to 75% of revenues. These sales are subject to numerous risks, including:

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

PART II:  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2000, we were not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual and Special General Meeting of Shareholders held on September 14, 2000, the following proposals were considered by shareholders:

1. A resolution electing four directors, as described in the information circular accompanying the proxy.

2. A resolution appointing KPMG LLP as auditors for the year ending March 31, 2001.

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

7. A resolution approving the amendments to the 2000 Non-Statutory Stock Option Plan as described in the information circular accompanying the proxy.

8. A resolution approving the amendments to the 1997 Employee Stock Purchase Plan as described in the information circular accompanying the proxy.

The following table shows the results of the vote on proposals 3, 4 and 5, the special resolutions, at the meeting:

   Proposal
    Number       For          Against        Withheld or
                                              Abstained
---------------------------------------------------------
         3      8,264,031        166,648       10,900,737
         4      8,024,972        405,707       10,900,737
         5      4,705,485      3,725,194       10,900,076

Because these were special resolutions, they required at least 75% of the votes present at the meeting to approve them in order to be passed. An abstention or non-vote effectively counted as a vote against a proposal. Consequently, proposals 3, 4 and 5 did not pass.

The following table shows the results of the voting on the remaining proposals:

   Proposal
    Number       For          Against        Withheld or
                                              Abstained
---------------------------------------------------------
         1     15,247,843              -          139,386
         2     15,300,848         86,381        3,944,187
         6      6,041,603      2,389,076       10,900,737
         7      5,958,495      2,472,184       10,900,737
         8      6,284,664      2,086,015       10,900,737

Because these were not special resolutions, a simple majority of votes cast were required to pass these proposals and abstentions or non-votes did not count either for or against the proposal. Consequently proposals 1, 2, 6, 7 and 8 were passed at the meeting and became immediately effective.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   The following exhibits are attached:

       10.1 License Agreement, dated as of July 21, 2000, between Silicon Video Inc. and Genesis Microchip Inc.
       27.1  Financial Data Schedule

b)   Reports on Form 8-K:

       We filed no reports on Form 8-K in the three months ended September 30, 2000.

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

Date: November 14, 2000