Form 10-Q
period 2000-12-31
GENESIS MICROCHIP INC
filed 2001-02-14
CIK 1053782

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               -----------------

                                   FORM 10-Q

                                  (mark one)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

                                Yes [X] No [_]

        There were 19,405,892 shares of the registrant's common shares issued and outstanding as of December 31, 2000.

                        GENESIS MICROCHIP INCORPORATED
                                   FORM 10-Q
                     THREE MONTHS ENDED DECEMBER 31, 2000

                                     Index


Item Number                                                                                         Page
-----------                                                                                         ----
Part I:  Financial Information
      Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets at March 31, 2000 and
             December 31, 2000                                                                       1
          Condensed Consolidated Statements of Operations for the three and nine month
             periods ended December 31, 2000 and December 31, 1999                                   2
          Condensed Consolidated Statements of Cash Flows for the nine month periods ended
             December 31, 2000 and December 31, 1999                                                 3
          Notes To Condensed Consolidated Financial Statements                                       4

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                            6

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk                           14

Part II: Other Information

      Item 1.  Legal Proceedings                                                                    14
      Item 2.  Changes in Securities                                                                 *
      Item 3.  Defaults Upon Senior Securities                                                       *
      Item 4.  Submission of Matters to a Vote of Security Holders                                   *
      Item 5.  Other Information                                                                     *
      Item 6.  Exhibits and Reports on Form 8-K                                                     14

Signature

* No information has been provided because this item is not applicable.

PART I:   FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS


                        GENESIS MICROCHIP INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollar amounts in thousands of U.S. dollars)


                                    ASSETS

                                                                            December 31,   March 31,
                                                                                2000          2000
                                                                             (unaudited)
                                                                           ---------------------------
 Current assets:
     Cash and cash equivalents                                                    $ 38,733   $42,942
     Accounts receivable trade, net of allowance for   doubtful accounts
      of $230 at December 31, 2000 and March 31, 2000
                                                                                    11,747     6,023
     Income taxes recoverable                                                        1,659     1,111
     Inventory                                                                      13,487     4,714
     Investment held for resale                                                      1,100     1,100
     Other                                                                           3,410       797
                                                                           ---------------------------
        Total current assets                                                        70,136    56,687
 Capital assets                                                                     10,305    12,000
 Deferred income taxes                                                               3,429     3,024
 Investment, at cost                                                                   100        80
                                                                           ---------------------------
           Total assets                                                           $ 83,970   $71,791
                                                                           ===========================

                     LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                                                             $8,337       $1,963
     Accrued liabilities                                                           2,598        3,967
     Current portion of loans payable                                                 92           96
                                                                           ---------------------------
        Total current liabilities                                                 11,027        6,026
 Long-term liabilities:
     Loans payable                                                                   418          518
                                                                           ---------------------------
        Total liabilities                                                         11,445        6,544
 Shareholders' equity:
    Special shares:
    Authorized - 1,000,000,000 shares without par value
     Issued and outstanding - no shares at December 31 or
     March 31 Common shares:

    Authorized - 1,000,000,000 shares without par value
     Issued and outstanding - 19,405,892 shares at
     December 31, 2000 and 19,140,482 shares
     at March 31, 2000                                                            73,929       72,225
    Additional paid in capital                                                     1,293        1,293
    Cumulative other comprehensive loss                                             (94)         (94)
    Deferred compensation                                                          (207)        (273)
    Deficit                                                                      (2,396)      (7,904)
                                                                           ---------------------------
        Total shareholders' equity                                                72,525       65,247
                                                                           ---------------------------
           Total liabilities and shareholders' equity                           $ 83,970     $ 71,791
                                                                           ===========================

See accompanying notes to condensed consolidated financial statements.

                        GENESIS MICROCHIP INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    (dollar amounts in thousands of U.S. dollars, except per share amounts)
                                  (unaudited)

                                                       Three Months Ended              Nine Months Ended
                                                     December      December        December        December
                                                     31, 2000      31, 1999        31, 2000        31, 1999
                                                   --------------------------------------------------------
Revenues                                              $17,304       $10,059       $45,156          $42,727
Cost of revenues                                        7,697         3,263        17,654           13,529
                                                   -------------------------------------------------------
Gross profit                                            9,607         6,796        27,502           29,198

Operating expenses:
   Research and development                             4,792         4,351        13,257           11,917
   Selling, general and administrative                  3,833         2,991        10,575            9,376
   Merger-related costs                                     -             -             -            3,455
                                                   -------------------------------------------------------
       Total operating expenses                         8,625         7,342        23,832           24,748
                                                   -------------------------------------------------------
Income (loss) from operations                             982          (546)        3,670            4,450
Interest and other income                                 642           550         1,895            1,482
                                                   -------------------------------------------------------
Income before income taxes                              1,624             4         5,565            5,932
Provision for (recovery of) income taxes
                                                         (354)         (196)           57              433
                                                   -------------------------------------------------------
Net income                                            $ 1,978       $   200       $ 5,508          $ 5,499
                                                   =======================================================

Earnings per share:
       Basic                                          $  0.10       $  0.01       $  0.29          $  0.29
       Diluted                                        $  0.10       $  0.01       $  0.28          $  0.28

Weighted average number of common
shares outstanding (in thousands):
       Basic                                           19,378        18,923        19,293           18,669
       Diluted                                         19,860        19,807        19,869           19,878

See accompanying notes to condensed consolidated financial statements.

                        GENESIS MICROCHIP INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (dollar amounts in thousands of U.S. dollars)
                                  (unaudited)

                                                                                  Nine Months Ended
                                                                                December      December
                                                                                31, 2000      31, 1999
                                                                           ----------------------------
Cash flows from operating activities:
       Net income                                                                $ 5,508       $ 5,499
       Adjustments to reconcile net income to cash
         used in operating activities:
         Amortization                                                              2,750         1,973
         Loss on sale of capital assets                                              106             -
         Stock compensation expense                                                   66            31
         Gain on sale of investment                                                 (100)            -
         Inventory provision                                                        (306)          550
         Deferred income taxes                                                      (405)       (1,860)
       Change in operating assets and liabilities:
         Accounts receivable trade                                                (5,724)        2,895
         Income taxes recoverable                                                   (548)        1,333
         Inventory                                                                (8,467)          637
         Other current assets                                                     (2,613)        2,166
         Accounts payable                                                          6,374         1,354
         Accrued liabilities                                                      (1,369)       (2,157)
                                                                          ----------------------------
                 Net cash (used in) from operating activities                     (4,728)       12,421
Cash flows from investing activities:
       Additions to capital assets                                                (1,161)       (6,884)
       Other                                                                          80        (1,100)
                                                                          ----------------------------
                 Cash used in investing activities                                (1,081)       (7,984)
Cash flows from financing activities:
       Proceeds from issue of common shares, net of
         issue costs                                                               1,704         2,507
       Repayment of bank indebtedness - net                                            -          (145)
       Repayment of loans payable                                                    (90)       (1,371)
                                                                          ----------------------------
                 Net cash from financing activities                                1,614           991
Effect of currency translation on cash balances                                      (14)           55
                                                                          ----------------------------
(Decrease) increase in cash and cash equivalents                                  (4,209)        5,483
Cash and cash equivalents, beginning of period                                    42,942        38,479
                                                                          ----------------------------
Cash and cash equivalents, end of period                                         $38,733       $43,962
                                                                          ============================

    See accompanying notes to condensed consolidated financial statements.

                        GENESIS MICROCHIP INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.   Basis of presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles and according to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Consequently, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with our financial statements and notes thereto for the year ended March 31, 2000 that are included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We believe that the accompanying financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, that are necessary for fair presentation of the results for the interim periods presented. The results of operations for the period ended December 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

2.   Earnings per share

Basic earnings per share are computed by dividing the net income in a period by the weighted average number of common shares outstanding during that period. Diluted earnings per share are calculated in order to give effect to all potential common shares issuable during the period. The weighted average number of diluted shares outstanding is calculated by assuming that any proceeds from potential common shares, such as stock options, are used to repurchase common shares at the average share price in the period.

Per share information calculated on this basis is as follows (in thousands, except per share amounts):

                                                                     Three Months Ended           Nine Months Ended
                                                                  December 31,  December 31,    December 31,   December
                                                                    2000          1999            2000       31, 1999
                                                                ----------------------------  --------------------------
Numerator:
       Net income                                                      $ 1,978       $   200        $ 5,508      $ 5,499
                                                                ============================  ==========================

Denominator for basic earnings per share-
       Weighted average common shares outstanding                       19,378        18,923         19,293       18,669
                                                                ============================  ==========================

Basic earnings per share                                               $  0.10       $  0.01        $  0.29      $  0.29
                                                                ============================  ==========================

Denominator for diluted earnings per share-
       Weighted average common shares outstanding                       19,378        18,923         19,293       18,669
       Stock options and warrants                                          482           884            576        1,209
                                                                ----------------------------  --------------------------
       Shares used in computing diluted earnings per share              19,860        19,807         19,869       19,878
                                                                ============================  ==========================

Diluted earnings per share                                             $  0.10       $  0.01        $  0.28      $  0.28
                                                                ============================  ==========================


3.   Segmented information

We operate and track our results in one operating segment. We design, develop and market integrated circuits that manipulate and process digital images.

Revenues from our unaffiliated customers by geographic region were as follows (in thousands):

                                                    Three Months Ended          Nine Months Ended
                                                December 31,    December   December 31,  December 31,
                                                    2000        31, 1999       2000          1999
                                                ------------------------------------------------------
United States                                         $ 2,393      $ 2,663       $ 7,583       $ 9,600
Japan and Asia                                         12,728        7,001        33,303        32,057
Canada                                                  1,794           95         2,506           279
Rest of World                                             389          300         1,764           791
                                                ------------------------------------------------------
                                                      $17,304      $10,059       $45,156       $42,727
                                                ======================================================

Net long-lived assets by country of location were as follows (in thousands):

                                                                               December     March 31,
                                                                                31, 2000       2000
                                                                            ---------------------------
United States                                                                    $ 4,540       $ 3,000
Canada                                                                             5,765         9,000
                                                                            ---------------------------
                                                                                 $10,305       $12,000
                                                                            ===========================

The following table shows the percentage of our revenue in each period that was derived from customers who individually accounted for more than 10% of revenue in that period:

                                                     Three Months Ended          Nine Months Ended
                                                  December 31,   December 31,   December     December
                                                    2000           1999       31, 2000     31, 1999
                                                 ---------------------------------------------------
Customer A                                                 11%            15%         -           11%
Customer B                                                  -             12%         -            -

At December 31, 2000 one customer accounted for 14% of accounts receivable trade. At March 31, 2000, two customers represented 16% and 10% of accounts receivable trade, respectively.

4.   Recent accounting pronouncements

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company does not expect the adoption of SAB 101 to have a material effect on its consolidated financial position or results of operations. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001.

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

Results of operations

The following table shows unaudited statement of operations data for the three month and nine month periods ended December 31, 2000 and December 31, 1999, expressed as a percentage of revenues:

                                                     Three Months Ended           Nine Months Ended
                                                December 31,    December    December 31,   December 31,
                                                    2000        31, 1999        2000           1999
                                                --------------------------------------------------------
Revenues                                                100.0%       100.0%          100.0%        100.0%
Cost of revenues                                         44.5         32.4            39.1          31.7
                                                --------------------------------------------------------
Gross profit                                             55.5         67.6            60.9          68.3

Operating expenses:
   Research and development                              27.7         43.3            29.4          27.9
   Selling, general and administrative                   22.1         29.7            23.4          21.9
   Merger-related costs                                     -            -               -           8.1
                                                --------------------------------------------------------
     Total operating expenses                            49.8         73.0            52.8          57.9
                                                --------------------------------------------------------
Income from operations                                    5.7         (5.4)            8.1          10.4
Interest and other income                                 3.7          5.5             4.2           3.5
                                                --------------------------------------------------------
Income before income taxes                                9.4          0.1            12.3          13.9
Provision for (recovery of) income taxes                 (2.0)        (1.9)            0.1           1.0
                                                --------------------------------------------------------
Net income                                               11.4%         2.0%           12.2%         12.9%
                                                ========================================================

Revenues: Revenues for the three months ended December 31, 2000 increased to $17.3 from $10.1 million in the three months ended December 31, 1999, an increase of 72.0%. This resulted from an increase in units shipped offset in part by a decline in average selling prices. The company expects that its revenues in calendar 2001 will continue to be dominated by shipments of product into the flat-panel monitor market. Consequently, it expects its revenues for calendar 2001 to grow substantially as this market continues to experience rapid growth. For the March 2001 quarter, the company is targeting its revenues to grow about $1 million over the December 2000 quarter. This reflects a more conservative approach to the quarter than previously anticipated as a result of current macroeconomic conditions. For the balance of calendar 2001, the company is targeting solid double-digit sequential percentage revenue growth per quarter, with overall revenues in calendar 2001 targeted to increase in excess of 60% over calendar 2000 actual revenues of $55.8 million.

Gross Profit. Gross profit for the three months ended December 31, 2000 increased to $9.6 million from $6.8 million in the three months ended December 31, 1999. As a percentage of revenues, gross profit represented 55.5% of revenues in the three months ended December 31, 2000, down from 67.6% of revenues in the three months ended December 31, 1999. The decrease in gross profit percentage in 2000 over 1999 was primarily attributable to a different mix of products sold, with the newer products generally having lower average gross margins, and as a result of our pricing strategy for further increasing our share of the flat panel computer monitor market. The company continues to target its gross margins to average about 50% for calendar 2001.

Research and Development. Research and development expenses include costs associated with research and development personnel, development tools and prototyping costs. Research and development expenses for the three months ended December 31, 2000 increased to $4.8 million from $4.4 million in the three months ended December 31, 1999. These expenses represented 27.7% of revenues in the 2000 period and 43.3% of revenues in the 1999 period.

The dollar increase in the 2000 period over the comparative period in 1999 reflects increased prototype and pre-production expenses for new products brought forward ahead of plan. We expect to continue to make substantial investments in our research and development activities and anticipate that the dollar amount of research and development expenses will continue to increase in the longer term, although we do expect to see a decrease in the March quarter, due to the aforementioned timing of pre-production expenses for new products . The decrease in research and development expenses as a percentage of revenues is a result of the increase in revenues from the previous period.

Selling, General and Administrative. Selling, general and administrative expenses consist of personnel and related overhead costs for selling, marketing, customer support, finance, human resources and general management functions and of commissions paid to regional sales representatives. Selling, general and administrative expenses were $3.8 million in the three months ended December 31, 2000 and $3.0 million in the three months ended December 31, 1999. These expenses represented 22.1% of revenues in the 2000 period and 29.7% of revenues in the 1999 period.

The dollar increase in 2000 from 1999 in selling, general and administrative expenses reflects increased personnel costs related to increased administrative, marketing, selling and customer support personnel, continued expansion of our international operations, and an increase in the number of demonstration boards built as part of our marketing strategy for new product introduction. The decrease in selling, general and administrative expenses as a percentage of revenues results from the increase in revenues from the previous period.

Total Operating Expenses. Total operating expenses for the three months ended December 31, 2000 increased to $8.6 million from $7.3 million in the three months ended December 31, 1999, for the reasons described above. The company is targeting total operating expenses in the March quarter to decrease from the December quarter by 7-9%, as a result of its having accelerated product introduction costs into the December quarter. For calendar 2001 as a whole, it is targeting its total operating expenses to grow by 6-10% over its operating expenses in calendar 2000.

In the current fiscal year the company has tax losses and credits available to it such that it anticipates no meaningful tax expense for the fiscal year as a whole. The company continues to target a longer-term effective income tax rate of about 20%.

As a result of the above, the company is targeting its after-tax diluted earnings per share to grow from $0.30 in calendar 2000 to in excess of $0.60 in calendar 2001. For the March 2001 quarter, the company is targeting double-digit earnings per share percentage growth over the December quarter.

Interest and Other Income. Interest and other income in the three months ended December 31, 2000 was $642,000, compared with $550,000 in the three months ended December 31, 1999. Changes in interest income result from changes in the average amount of cash and cash equivalents on hand, and from interest earned on income taxes and tax credits recoverable. Future interest income will depend on the amount of funds available to invest and on future interest rates.

Provision for Income Taxes. The provisions for income taxes for the three months ended December 31, 2000, are calculated based on our expected effective tax rate for the entire fiscal year. We have investment tax credits and non-capital losses available to reduce taxes payable or taxable income. Future income taxes will depend on our effective tax rates and the distribution of taxable income between taxation jurisdictions. The company is targeting a longer-term effective income tax rate of approximately 20%.

Liquidity and capital resources

Cash and cash equivalents were $38.7 million at December 31, 2000. Net cash used in operations for the nine months ended December 31, 2000, was $4.7 million. Prior to changes in operating assets and liabilities, cash of $7.6 million was generated for the nine months ended December 31, 2000.

Net cash used in investing activities was $1.1 million in the nine months ended December 31, 2000, primarily due to net capital spending of $1.2 million.

Continued expansion of our business may require higher levels of capital equipment purchases. We have no significant capital spending or purchase commitments other than purchase commitments made in the ordinary course of business.

Net cash provided by financing activities in the nine months ended December 31, 2000 was $1.6 million. This was primarily a result of funds received for the purchase of shares under the terms of our stock purchase plan and stock option plans, offset by our repayment of indebtedness of $0.1 million.

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

For the three months ended December 31, 2000, a substantial portion of our revenues were derived from sales to customers in the flat panel computer monitor market. This and other potential markets may not develop as expected, which would harm our business.

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

We do not have our own fabrication facilities, assembly or testing operations. Instead, we rely on others to fabricate, assemble and test all of our products. We have our products manufactured by IBM, United Semiconductor Corporation, Taiwan Semiconductor Manufacturing Corporation and Samsung Semiconductor, Inc. No single product is purchased from more than one supplier. There are many risks associated with our dependence upon outside manufacturing, including:

 .    reduced control over manufacturing and delivery schedules of products,
 .    potential political or environmental risks in the countries where the manufacturing facilities are located, o reduced control over quality assurance,
 .    difficulty of management of manufacturing costs and quantities,
 .    potential lack of adequate capacity during periods of excess demand, and
 .    potential unauthorized use of intellectual property.

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

All of our outside foundries and most of our third party assembly and test subcontractors are located in Taiwan, which is an area susceptible to earthquakes. In addition, some of our significant customers are located in Taiwan. Damage caused by earthquakes in Taiwan may result in shortages in water or electricity or transportation which could limit the production capacity of our outside foundries and the ability of subcontractors to provide assembly and test services. Any reduction in production capacity or the ability to provide assembly and test services could cause delays or shortages in our product supply, which would harm our business. Customers located in Taiwan were responsible for 38.7% of our product revenue for the three months ended December 31, 2000. If the facilities or equipment of these customers are damaged by future earthquakes, they could reduce their purchases of our products, which would harm our business. In addition, the operations of suppliers to our outside foundries and our Taiwanese customers could be disrupted by future earthquakes, which could in turn harm our business by resulting in shortages in our product supply or reduced purchases of our products.

A large percentage of our revenues come from sales to a small number of large customers

The markets for our products are highly concentrated. Our sales are derived from a limited number of customers. Sales to our largest five customers accounted for 33.4% of our revenues for the three months ended December 31, 2000. We expect that a small number of customers will continue to account for a large amount of our revenues. All of our sales are made on the basis of purchase orders rather than long-term agreements so that any customer could cease purchasing products at any time without penalty. The decision by any large customer to decrease or cease using our products would harm our business.

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

A large percentage of our revenues will come from sales outside of North America, which creates additional business risks

A large portion of our revenues will come from sales to customers outside of North America, particularly to equipment manufacturers located in Japan and other parts of Asia. For the three months ended December 31, 2000, sales to regions outside of North America amounted to 76% of revenues. These sales are subject to numerous risks, including:

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

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of December 31, 2000, we were not a party to any material legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   The following exhibits are attached:

       27.1   Financial Data Schedule

b)   Reports on Form 8-K:

       We filed no reports on Form 8-K in the three months ended December 31, 2000.


SIGNATURE

Our authorized representative has signed this report on our behalf as required by the Securities Exchange Act of 1934.


                                         GENESIS MICROCHIP INCORPORATED

                                         By: /s/ I. ERIC ERDMAN
                                         -----------------------------------
                                         I. Eric Erdman
                                         Chief Financial Officer & Secretary

                                         (Authorized Officer &
                                         Principal Financial Officer)
Date: February 14, 2001