Form 10-K
period 2001-03-31
GENESIS MICROCHIP INC
filed 2001-06-29
CIK 1053782

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark one)
          [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common shares held by non-affiliates at May 31, 2001 was approximately $513,023,000 based on the last reported sale price of our common shares on The Nasdaq National Market on that date of $27.29 per share. We had 19,782,321 common shares outstanding at May 31, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from our proxy statement for our annual general shareholders' meeting to be held on September 20, 2001, which the Registrant plans to file with the Commission on or before July 29, 2001 (the "2001 Proxy Statement")

     Statement regarding forward-looking information

     This report contains "forward-looking statements" within the meaning of
     Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. We believe that the expectations reflected in the forward-looking statements are reasonable but we cannot assure you those expectations will prove to be correct. Important factors that could cause our actual results to differ materially from those expectations are disclosed in this report, including, without limitation, in the "Risk Factors" described in Item 7. All forward-looking statements are expressly qualified in their entirety by these factors and all related cautionary statements. We do not undertake any obligation to update any forward-looking statements.

     Trademarks

     Genesis with its logo(R) is our registered trademark, and Genesis Display Perfection (TM), SmartSCAN (TM), RealColor (TM), Real Recovery, Ultra-Reliable DVI (TM), Diamond Cinema, Platinum Cinema and Crystal Cinema are our trademarks. This report also refers to the trademarks of other companies.

                                     PART I

     ITEM 1.  BUSINESS:

     Overview

     We design, develop and market integrated circuits which receive and process digital video and graphic images. Our integrated circuits are typically located inside a display device and process images for viewing on that display. We also supply reference boards and designs that incorporate our proprietary integrated circuits. We are focused on developing and marketing image-processing solutions. We are currently targeting the flat-panel computer monitor market and other potential mass markets.

     The transition from analog display systems, such as most televisions and computer monitors that use cathode ray tubes, to digital display systems that use a fixed matrix of pixels to represent an image, requires sophisticated digital image-processing solutions. Our products solve resolution, format and frame refresh rate conversion problems while maintaining critical image information and improving perceived image quality. Our products utilize patented algorithms and integrated circuit architectures as well as advanced integrated circuit design and system design expertise.

     Our image-processing technologies include:
          . shrink, which is a reduction in the number of pixels in an image, . zoom, which is an increase in the number of pixels in an image, . de-interlace, which is the conversion of an image's display format,
             and
          . synchronize, which is the coordination of different pixel rates and image frame refresh rates.

     We began developing our image processing technologies and products in order to serve specialized markets such as medical imaging applications and avionics, where there is a requirement for high-quality images. As larger markets for display products have developed, such as projection systems and flat panel computer monitors, we have leveraged our image-processing technologies and expertise to develop products targeting those markets. Today, the LCD flat panel monitor market represents one of the fastest growing segments in the electronics industry.

     In addition to our image-processing technologies, we have developed communications technologies. These communications technologies focus on the reception of signals or data by display devices, such as a computer monitor receiving signals from a computer. Our communications technologies include both analog and digital receivers that meet or exceed industry standard requirements, such as VGA standards for analog and DVI standards for digital receivers. Our integrated circuit products contain various combinations of our image processing and our communications technologies, depending on the needs of the targeted market.

     We were incorporated in Canada in 1987 and on May 28, 1999, we merged with Paradise Electronics, Inc. We operate through subsidiaries and offices in the United States and Taiwan. Our business is conducted globally, with the majority of our suppliers and customers located in Japan, Korea or Taiwan. For a geographical breakdown of our revenues and long-lived assets, see
     Note 10 to the Consolidated Financial Statements.

     Markets, applications and customers

     Our primary targeted markets include the following:

     . Flat-Panel Computer Monitors. Flat panel computer monitors are increasingly replacing monitors which use cathode ray tubes, or CRTs. For the year ended March 31, 2001, the flat panel computer monitor market represented 72.2% of our total revenues. Companies whose flat-panel computer monitors incorporate our products include Acer, Dell, Fujitsu, IBM, HP, Philips, Samsung, Sony, ViewSonic, NEC and many other leading brands.

     . Digital CRT Monitors. We have developed products for the emerging digital CRT monitor markets. The products are based on patent-pending technologies for digital CRT monitors. We believe this market will develop into a major market as the computer industry adopts the digital DVI monitor interface as a standard output interface available on all PCs. In addition, we believe multimedia content providers will demand that their content be protected by copy-protection systems which are available only for digital monitors.

     . Consumer Digital Television. We are leveraging our technologies and continue to produce products for consumer digital television markets. These potential markets include home theater, DVD, flat panel and digital television and HDTV. We have secured a number of design wins with leading manufacturers in these markets.

     Products

     The following table shows our principal integrated circuit products at March 31, 2001:

------------------------------------------------------------------------------------------------------------------------------------
   Product            Description                        Markets                       Product Features                 Production
                                                                                                                        Release (1)
------------------------------------------------------------------------------------------------------------------------------------
gm5010          LCD monitor controller      Multi-synchronous LCD monitors        Integrated TMDS receiver;             Q1 2001
                (for XGA-resolution         (with dual analog and digital         analog-to-digital converter (ADC);
                monitors)                   interfaces) and other                 High-Bandwidth Digital Content
                                            fixed-resolution pixelated displays   Protection (HDCP); "RealColor"
                                                                                  color adjustment technology;
                                                                                  advanced OSD controller
------------------------------------------------------------------------------------------------------------------------------------
gm5060          LCD monitor controller      Multi-synchronous LCD monitors        Integrated TMDS receiver;             Q1 2001
                (for UXGA-resolution        (with dual analog and digital         analog-to-digital converter (ADC);
                monitors)                   interfaces) and other                 High-Bandwidth Digital Content
                                            fixed-resolution pixelated displays   Protection (HDCP); "RealColor"
                                                                                  color adjustment technology;
                                                                                  advanced OSD controller
------------------------------------------------------------------------------------------------------------------------------------
gm5020          LCD monitor controller      Multi-synchronous LCD monitors        Integrated TMDS receiver;             Q4 2000
                (for SXGA-resolution        (with dual analog and digital         analog-to-digital converter (ADC);
                monitors)                   interfaces) and other                 integrated frame-rate conversion;
                                            fixed-resolution pixelated displays   variable scaling and sharpening
                                                                                  algorithms
------------------------------------------------------------------------------------------------------------------------------------
gm3020          LCD monitor controller      Standalone and bundled LCD monitors   Integrated TMDS receiver; built-in    Q3 2000
                                            (with digital interfaces),            display timing generator;
                                            projection systems,                   auto-configuration and
                                            fixed-resolution pixelated displays   auto-detection
------------------------------------------------------------------------------------------------------------------------------------
gmZAN1          LCD monitor controller      Multi-synchronous LCD monitors        Fully integrated analog-to-digital    Q2 2000
                                            (with analog-only interfaces) and     converter (ADC), high-quality
                                            other fixed-resolution pixelated      scaling algorithm, on-chip
                                            displays                              programmable onscreen display
------------------------------------------------------------------------------------------------------------------------------------
gmVLX1A-X       Digital video processor     Home theater, PCTV, DVD, plasma       Genesis proprietary vertical          Q1 1999
                                            panels, projection systems,           temporal filtering, advanced film
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                            scan doublers                         mode, advanced scaling engine,
                                                                                  built-in display controller
------------------------------------------------------------------------------------------------------------------------------------

     (1) Calendar quarters. References in this report to fiscal year 2001 mean the fiscal year ended March 31, 2001

     Research and development

     Our research and development efforts are performed within the following four specialized groups:

     . Algorithm Development Group: focuses on developing high-quality image processing technologies and their implementation in silicon.

     . Product Development Group: focuses on developing standard semiconductor components to service our monitor and computer OEM customers and providing them with a complete turn-key solution, which reduces their time to market.

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

     As of March 31, 2001, we had 97 full-time employees engaged in research and development. Expenditures for research and development for the year ended March 31, 2001 were $17.4 million. For the year ended March 31, 2000 they were $16.1 million, and for the ten months ended March 31, 1999 they were $10.3 million.

     Sales and marketing

     We sell and market our products directly to customers, through regional sales representatives and through distributors. Our sales and marketing personnel work closely with customers, industry leaders, sales representatives and our distributors to define features, performance, price and market timing of new products. In Taiwan, we sell our products though our local sales and technical support office. In North America and Korea, we sell through technically trained sales representatives. In Europe, we sell our products through distributors. In Japan, we sell our products through both technically trained sales representatives and through distributors. Regardless of the sales channels used, we provide technical support and design assistance directly to our customers. We focus on developing long-term customer relationships with both system manufacturers and equipment manufacturers.

     We provide direct service and support to our customers through our offices in the United States, Canada and Taiwan. Our sales representatives and our distributors also provide ongoing support and service on our behalf. We provide customer support through both on-site customer service and though remote support from our various facilities. We generally provide a one-year warranty for our integrated circuit products.

     Our sales are derived from a limited number of customers, with our largest five customers accounting for 31% of total revenues in fiscal 2001, 34% of total revenues for fiscal 2000, and 47% during fiscal 1999.

     For the year ended March 31, 2001, no customer accounted for more than 10% of total revenues. For the year ended March 31, 2000, one customer accounted for 10% of total revenues. At March 31, 2001, one customer represented 10% of accounts receivable trade. At March 31, 2000, two customers represented 16% and 10% of accounts receivable trade, respectively.

     As of March 31, 2001, our sales and marketing force totaled 36 people. This included 12 field applications engineers whose role is to create reference designs and assist our customers to incorporate our integrated circuits into their products.

     Manufacturing

Our products are manufactured by third parties with state-of-the-art fabrication equipment and technology. This approach enables us to focus on product design and development, minimizes capital expenditures and provides us with access to advanced manufacturing facilities. Currently, our products are being fabricated, assembled or tested by UMC, TSMC, ASE, SPIL or ISE Labs.

As semiconductor manufacturing technologies advance, manufacturers typically retire their older manufacturing processes in favor of newer processes. When this occurs, the manufacturer generally provides notice to its customers of its intent to discontinue a process, and its customers will either retire the affected part or design a newer version of the part which can be manufactured on the more advanced process. Consequently, our products may become unavailable from their current manufacturers if the processes on which they are produced are discontinued. However, our devices are mainly 0.35 and 0.25 micron technology and these geometries will likely be available for the next two to three years. We must manage the transition to new parts from the older parts. We have commitments from our suppliers to provide two years notice of any discontinuance of their manufacturing processes in order to assist us in managing these types of product transitions.

We purchase products from several suppliers, but no single product is purchased from more than one supplier. Based on our current volumes of production, this approach of single sourcing is reasonable. As our target markets grow, it will be important to secure sufficient fab capacity. Both of our fabrication suppliers are in the process of adding additional capacity to respond to a worldwide capacity shortage for wafers.

Intellectual property and licenses

We protect our technology through a combination of patents, copyrights, trade secret laws, trademark registrations, confidentiality procedures and licensing arrangements. We have been issued 25 patents in the United States and have 17 patent applications pending there. In addition to filing patents in the United States, we apply for and have been granted patents in other jurisdictions, including Europe, Japan, Taiwan and Korea. Our patents relate to various aspects of algorithms, product design or architectures and expire from 2011 to 2016. To supplement our proprietary technology, we also license several patents from third parties.

Competition

The markets in which we operate are intensely competitive and are characterized by rapid technological change, evolving industry standards and declining average selling prices. We face competition from both large companies and start-up companies, including Macronix International Co., Ltd., Philips Semiconductors, a division of Philips Electronics NV, Pixelworks, Inc., Sage, Inc., Silicon Image, Inc. and ST Microelectronics, Inc. We believe that the principal competitive factors in our markets are:

   . product design features and performance, . product price,
   . the time to market of our products, and . the quality and speed of customer support.

Backlog

Our customers typically order products by way of purchase orders that may be canceled or rescheduled without significant penalty. These purchase orders are subject to price negotiations and to changes in quantities of products and delivery schedules in order to reflect changes in their requirements and manufacturing availability. Most of our sales have historically been made pursuant to short lead-time orders. In addition, our actual shipments depend on the manufacturing capability of our suppliers and the availability of products from those suppliers. As a result of the foregoing factors, we do not believe the backlog at any given time is a meaningful indicator of our future revenues.

Employees

As of March 31, 2001, we employed a total of 173 full-time employees, including 97 in research and development, 36 in sales and marketing, 16 in manufacturing operations and 24 in finance and administration. We employ a number of temporary and part-time employees as well as consultants on a contract basis. Our employees are not represented by a collective bargaining organization. We believe that relations with our employees are satisfactory.

ITEM 2.  PROPERTIES:

We lease offices in Alviso, California, Thornhill, Ontario, and Taipei, Taiwan. We believe our existing facilities are adequate to meet our needs for the immediate future and that future growth can be accomplished by leasing additional or alternative space on commercially reasonable terms. See Note 9 to the Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS:

On April 24, 2001, Silicon Image, Inc. filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Virginia. They simultaneously filed a complaint before the International Trade Commission in Washington, D.C. The complaint and suit allege that all of our products which contain digital receivers infringe on various claims of one of their patents. We believe the lawsuit and the complaint are baseless and without merit and we intend to vigorously defend our position. The financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any costs associated with them.

We are not a party to any other material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

No matters were submitted to a vote of our security holders during the three months ended March 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR OUR COMMON SHARES AND RELATED SHAREHOLDER MATTERS:

Market information

Our common shares have traded on the Nasdaq National Market under the symbol "GNSS" since February 8, 1999. Before that, from February 24, 1998 until February 5, 1999, they traded under the symbol "GNSSF". We have not listed our shares on any other markets or exchanges. The following table shows the high and low closing prices for our common shares as reported by the Nasdaq National
Market:

                                            High           Low
                                            ----           ---
1999 Calendar year
 First Quarter.........................    $35.000       $22.000
 Second Quarter........................    $28.125       $16.250
 Third Quarter.........................    $30.688       $16.625
 Fourth Quarter........................    $27.875       $15.000
2000 Calendar year
 First Quarter.........................    $25.250       $14.875
 Second Quarter........................    $21.000       $15.375
 Third Quarter.........................    $20.125       $16.625
 Fourth Quarter........................    $18.250       $ 8.563
2001 Calendar year
 First Quarter.........................    $18.875       $ 9.313

As of May 31, 2001, we had approximately 270 holders of record of our common shares and a substantially greater number of beneficial owners.

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

U.S. taxation

Under the Convention between the United States of America and Canada with Respect to Taxes on Income and on Capital (the "1980 Convention") we are not subject to U.S. income tax unless we engage in a trade or business in the United States through a permanent establishment. Our Canadian business currently does not have direct operations in the United States. We expect to be able to conduct our Canadian business activities in a manner that will not result in our being considered to be engaged in a trade or business or to have a permanent establishment in the United States. We engage in U.S. business operations through U.S. subsidiaries that are subject to U.S. taxation.

Taxation of dividends. For U.S. federal income tax purposes the gross amount of any dividend paid to you will be included in your gross income and treated as foreign source dividend income to the extent of our current or accumulated earnings and profits. Dividends paid in excess of our earnings and profits will be applied against and will reduce your basis in our common shares and will be treated as gain from the sale or exchange of our common shares to the extent they are in excess of your basis. The dividend is not eligible for the dividends-received deduction available for dividends received from U.S. corporations. The amount to include in your income will be the U.S. dollar value of the payment on the date of payment regardless of whether the payment is converted into U.S. dollars. Generally, your gain or loss resulting from currency fluctuations during the period beginning on the date any dividend is paid and ending on the date the payment is converted into U.S. dollars will be treated as ordinary income or loss.

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

Taxation of capital gains. You will not be subject to tax under the Income Tax Act (Canada) (the "ITA") for a disposition of our common shares unless, at the time of your disposition, those common shares constituted "taxable Canadian property" for purposes of the ITA. Our common shares will not constitute "taxable Canadian property" if they are listed on a prescribed stock exchange for the purposes of the ITA at the time the shares are disposed of by you. However, if you or persons with whom you did not deal at arm's length owned 25% or more of the issued shares of any class or series of our shares at any time during the five year period before your share disposition, then our common shares will constitute "taxable Canadian property." Our common shares are currently listed on a prescribed stock exchange for the purposes of the ITA.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA:

Selected consolidated financial data for the last five years appear below (in thousands, except per share data):

                                                                        Ten Months
                                                                           Ended
                                                   Year Ended March 31,    March 31,   Year Ended May 31,
                                                 ----------------------- ------------ --------------------
                                                    2001        2000        1999       1998       1997
                                                 ----------- ----------- ------------ --------- ----------
Statement of Operations Data:
Revenues.......................................    $63,627     $53,332     $37,738    $15,988    $ 4,527
Cost of revenues...............................     32,416      17,021      14,062      4,869      2,983
                                                   -------     -------     -------    -------    -------
Gross profit...................................     31,211      36,311      23,676     11,119      1,544
Operating expenses:............................
  Research and development.....................     17,413      16,065      10,261      7,100      3,595
  Selling, general and administrative..........     15,947      12,364      10,307      6,137      4,833
  Merger related costs.........................          -       3,455           -          -          -
                                                   -------     -------     -------    -------    -------
   Total operating expenses....................     33,360      31,844      20,568     13,237      8,428
                                                   -------     -------     -------    -------    -------
Income (loss) from operations..................     (2,149)      4,427       3,108     (2,118)    (6,884)
Interest and other income......................      2,328       1,941       1,436        773        184
                                                   -------     -------     -------    -------    -------
Income (loss) before income taxes..............        179       6,368       4,544     (1,345)    (6,700)
Provision for (recovery of) income taxes.......     (2,483)        360        (986)      (890)      (707)
                                                   -------     -------     -------    -------    -------
Net income (loss)..............................    $ 2,662     $ 6,008     $ 5,530    $  (455)   $(5,993)
                                                   =======     =======     =======    =======    =======
Earnings (loss) per share

  Basic........................................  $    0.14   $    0.32   $    0.31   $  (0.04)  $  (0.63)
  Diluted......................................  $    0.13   $    0.30   $    0.29   $  (0.04)  $  (0.63)
Weighted average number of common shares
  outstanding:
  Basic........................................     19,406      18,756      18,027     11,634      9,447
  Diluted......................................     19,884      19,922      19,365     11,634      9,447


Balance Sheet Data:                              Mar. 2001   Mar. 2000   Mar. 1999    May 1998   May 1997
Cash and cash equivalents......................  $  32,827   $  42,942   $  38,479   $ 38,401   $  4,714
Working capital................................     53,190      50,661      50,131     42,996      7,743
Total assets...................................     81,446      71,791      64,815     53,452     11,027
Total long-term debt, net of current portion...        410         518         504      1,235        794
Shareholders' equity...........................     70,389      65,247      55,408     47,163      9,081


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Overview

We design, develop and market integrated circuits which receive and process digital video and graphic images. We also supply reference boards and designs that incorporate our proprietary integrated circuits. We are focused on developing and marketing image-processing solutions. We are currently targeting the flat-panel computer monitor market and other potential mass markets. We market and sell our products through authorized distributors and directly to customers with the support of regional sales representatives. Average selling prices to distributors are typically less than average selling prices to direct customers. Average selling prices and product margins of our products are typically highest during the initial months following product introduction and decline over time and as volume increases. We recognize revenues from product sales when they are shipped. Product returns and allowances are estimated and provided for at the time of sale. To date, we have not experienced any significant product returns.

In addition to product sales, we derive revenues from providing design services. We provide these services in order to assist our customers to develop products that include our chips in their designs or to accelerate the development of our products to meet customer demand. We also earn revenues from leasing out portions of our premises that are not required for current operations, and from license fees and royalties.

We have limited ability to reschedule our purchase orders and, therefore, we have to place purchase orders for products before we receive purchase orders from our customers. This restricts our ability to react to fluctuations in demand for our products and exposes us to the risk of having either too much or not enough of a particular product. We regularly evaluate the carrying value of inventory held. For the year ended March 31, 2001, we recorded provisions totaling $1.3 million for declines in inventory value and for write downs of excess inventory. For the year ended March 31, 2000, we recorded provisions totaling $0.6 million. We have agreements with suppliers in Asia such that we are dependent on the suppliers' manufacturing yields.

We earn investment tax credits under the provisions of the Income Tax Act (Canada) because we carry out qualifying research and development activities in Canada. These tax credits are earned at a rate of 20% of those qualifying expenditures. The tax credits earned may only be applied to reduce income taxes payable. We have losses and deductions available to reduce future years' taxable income in both Canada and the United States. Most of these aggregate losses and deductions can be carried forward for periods in excess of ten years, and in some cases, indefinitely. Details of these losses and deductions can be found in Note 7 to our consolidated financial statements, which are included in
Item 8 of this report. As a result of the available tax losses and ongoing tax credits, we anticipate that our average tax rate will be approximately 10% in fiscal 2002.

On May 28, 1999, we merged with Paradise Electronics, Inc. and adopted a new fiscal year effective April 1, 1999. Our fiscal year now runs from April 1 to March 31, aligning our fiscal quarters with calendar quarters. We believe that this makes our results more easily comparable to other companies in our industry. Information in this Form 10-K combines our past results with those of Paradise for all periods presented, as required by pooling-of-interests accounting for business combinations.

Results of operations

The following table shows the percentage of total revenues represented by each category of cost or expense in our consolidated statements of operations for the periods indicated:

                                                      Year Ended           Year Ended        Ten Months
                                                       March 31,            March 31,       Ended March
                                                         2001                 2000            31, 1999
                                                    --------------      ---------------    -------------
Revenues........................................           100.0 %              100.0 %          100.0 %
Cost of revenues................................            50.9                 31.9             37.3
                                                          ------               ------           ------
Gross profit....................................            49.1                 68.1             62.7
Operating expenses:
  Research and development......................            27.4                 30.1             27.2
  Selling, general and administrative...........            25.1                 23.2             27.3
  Merger related costs..........................              --                  6.5               --
                                                          ------               ------           ------
   Total operating expenses.....................            52.5                 59.8             54.5
                                                          ------               ------           ------
Income (loss) from operations...................            (3.4)                 8.3              8.2
Interest and other income.......................             3.7                  3.7              3.8
                                                          ------               ------           ------
Income before income taxes......................             0.3                 12.0             12.0
Provision for (recovery of) income taxes........            (3.9)                 0.7             (2.6)
                                                          ------               ------           ------
Net income .....................................             4.2 %               11.3 %           14.6 %
                                                          ======               ======           ======

Total Revenues.
Total revenues for the year ended March 31, 2001 increased by $10.3 million to $63.6 million from $53.3 million in the year ended March 31, 2000, an increase of 19.3%. Total revenues for the year ended March 31, 2000 increased by $15.6 million or 41.3% from $37.7 million in the ten months ended March 31, 1999. The increase in total revenues over the last two fiscal periods is primarily because of increased demand for our products in the flat panel monitor market.

Revenues from the flat panel monitor market increased to $45.9 million or 72.2% of total revenues in the year ended March 31, 2001 from $36.8 million or 69.0% of total revenues in the year ended March 31, 2000, and from $26.4 million or 70.0% in the ten months ended March 31, 1999. This increase was a result of overall growth of that market together with our increased share of that market, partially offset by declining average selling prices.

The overall growth of the flat panel monitor market was positively impacted by reductions in retail selling prices of the end products. This decline was primarily as a result of reductions in the cost of LCD panels used in flat panel monitors, caused by additional manufacturing capacity and improved manufacturing yields for the panels.

During calendar 1999 there was a lack of capacity to manufacture a sufficient number of LCD panels to satisfy the increasing demand. This lack of panel availability resulted in an increase in the cost of LCD panels, which in turn, resulted in an increase in the retail selling price of flat-panel computer monitors to about $1,200 by the end of the year. The increase in retail selling prices in 1999 resulted in a reduced rate of growth for the flat panel monitor market through reduced end consumer demand, which caused a build-up of analog interface monitor inventories. This inventory build-up temporarily reduced demand for our products in the second half of fiscal 2000, as vendors sought to
reduce their monitor inventory levels.   In fiscal 2001, retail prices of flat
panel computer monitors continued to decline, increasing the size of the overall flat-panel computer monitor market.

We expect that our revenues will continue to grow in fiscal 2002 because the flat-panel market is expected to grow substantially in units over fiscal 2001. We anticipate that average selling prices will continue to decline but at a slower rate than the growth of the market.

Gross Profit. Gross profit for the year ended March 31, 2001 decreased to $31.2 million from $36.3 million in the year ended March 31, 2000, and compared to $23.7 million in the ten months ended March 31, 1999. This represents 49.1% of total revenues in the 2001 period, 68.1% of total revenues in the 2000 fiscal year and 62.7% of total revenues in the fiscal 1999 period. The decrease in gross profit percentage in the fiscal 2001 year was primarily attributable to costs incurred in the fourth quarter of the 2001 fiscal year. These costs, which totaled $5.5 million, included costs attributable to the write down of our prior-generation products and initial low manufacturing yield associated with the line buffer sections in one of our new products. Excluding these costs, our gross margin would have been 57.7% in fiscal 2001. We expect that our gross margins in fiscal 2002 will average 46% to 47%, as a result of declining average selling prices and competition.

Research and Development. Research and development expenses include costs associated with research and development personnel, development tools and prototyping costs. Research and development expenses for the year ended March 31, 2001 increased to $17.4 million from $16.1 million in the year ended March 31, 2000 and from $10.3 million in the ten months ended March 31, 1999. These expenses represented 27.4% of total revenues in the 2001 fiscal year, 30.1% in fiscal 2000, and 27.2% of total revenues in the fiscal 1999 period. The increase in absolute dollars in each period reflects greater personnel costs associated with an expansion in our research and development activities and increased prototype and pre-production expenses of new products. We expect to continue to make substantial investments in our research and development activities and anticipate that research and development expenses will continue to increase in absolute dollars. The decrease in expense as a percentage of total revenues resulted from the faster rate of growth in total revenues compared to growth in research and development expenses.

Selling, General and Administrative. Selling, general and administrative expenses consist of personnel, commissions and related overhead costs for selling, marketing, customer support, finance, human resources and general management functions. Selling, general and administrative expenses were $15.9 million in the year ended March 31, 2001, $12.4 million in the year ended March 31, 2000, and $10.3 million in fiscal 1999. These expenses represented 25.1% of total revenues in the 2001 fiscal year, 23.2% of total revenues in the 2000 fiscal year, and 27.3% of total revenues in fiscal 1999. The dollar increase in selling, general and administrative expenses reflects increased personnel costs related to increased selling, administrative and customer support activities and increased commissions associated with higher sales volumes. In addition, in fiscal 2001 we incurred $0.9 million in costs of employee terminations and for professional fees and expenses associated with strategic initiatives that we terminated due to economic and market conditions. Excluding those costs, selling, general and administrative costs in fiscal 2001 would have been 23.6% of total revenues. We expect selling, general and administrative expenses to increase in the future in absolute dollars due to the addition of administrative, marketing, selling and customer support personnel and because of continued expansion of our international operations.

Interest and Other Income. Interest and other income in the year ended March 31, 2001 was $2.3 million, compared with $1.9 million in fiscal 2000, and $1.4 million in fiscal 1998. Future interest income will depend on the amount of funds available to invest and on future interest rates.

Provision for Income Taxes.   Our tax provision is a combination of taxes on
income offset by the substantial research and development tax credits earned in Canada. Future income tax provisions will depend on our effective tax rates and the distribution of taxable income between taxation jurisdictions, the amount of research and development performed in Canada, and the likelihood of being able to utilize available tax credits or losses.

Quarterly results of operations

The following table shows our unaudited quarterly statement of operations data for the most recent eight quarters reported. This unaudited data has been prepared on the same basis as our audited consolidated financial statements that are included in Item 8 of this report, and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information for the periods presented. The statement of operations data should be read in conjunction with our consolidated financial statements and their related notes. Amounts in this table are in thousands of U.S. dollars.

                                                             Three Months Ended
                                 --------------------------------------------------------------------------
                                   Mar.      Dec.      Sep.     Jun.     Mar.      Dec.      Sep.     Jun.
                                   2001      2000      2000     2000     2000      1999      1999     1999
                                 -------   -------   -------  -------  -------   -------   -------  -------
Revenues.......................  $18,471   $17,304   $15,040  $12,812  $10,605   $10,059   $16,362  $16,306
Cost of revenues...............   14,762     7,697     5,603    4,354    3,492     3,263     5,002    5,264
                                 -------   -------   -------  -------  -------   -------   -------  -------

Gross profit...................    3,709     9,607     9,437    8,458    7,113     6,796    11,360   11,042
Operating expenses:............

  Research and development.....    4,156     4,792     4,417    4,048    4,149     4,351     3,986    3,579
  Selling, general and
    administrative.............    5,372     3,833     3,553    3,189    2,988     2,991     3,112    3,273
  Merger related costs.........       --        --        --       --       --        --        --    3,455
                                 -------   -------   -------  -------  -------   -------   -------  -------
   Total operating expenses....    9,528     8,625     7,970    7,237    7,137     7,342     7,098   10,307
                                 -------   -------   -------  -------  -------   -------   -------  -------

Income (loss) from operations..   (5,819)      982     1,467    1,221      (24)     (546)    4,262      735
Interest income................      433       642       739      514      459       550       515      417
                                 -------   -------   -------  -------  -------   -------   -------  -------
Income (loss) before income
 taxes.........................   (5,386)    1,624     2,206    1,735      435         4     4,777    1,152
Provision for (recovery of)
 income taxes..................   (2,540)     (354)      241      170      (74)     (196)      751     (121)
                                 -------   -------   -------  -------  -------   -------   -------  -------
Net income (loss)..............  $(2,846)  $ 1,978   $ 1,965  $ 1,565  $   509   $   200   $ 4,026  $ 1,273
                                 =======   =======   =======  =======  =======   =======   =======  =======

The majority of our revenues come from sales of semiconductors to manufacturers of flat-panel computer monitors. Retail selling prices for flat-panel computer monitors declined to approximately $1,000 in early calendar 1999 from about $2,500 in early calendar 1998. However, during calendar 1999 there was a lack of capacity to manufacture a sufficient number of LCD panels to satisfy the increasing demand. This lack of panel availability resulted in an increase in the cost of LCD panels, which in turn, resulted in an increase in the retail selling price of flat-panel computer monitors. Retail prices increased to about $1,200 by the end of calendar 1999. By the end of calendar 2000, selling prices of flat-panel computer monitors had declined to approximately $850 as a result of increased manufacturing capacity for LCD panels. The increase in retail selling prices in 1999 resulted in a reduced rate of growth for the flat-panel monitor market, negatively impacting demand for our products in the quarters ended March 31, 2000 and December 31, 1999. The subsequent reduction in retail prices has increased the growth rate of our markets. Gross margins have declined over time as a result of reductions in blended average selling prices driven by volume increases and competition. In addition, we incurred costs of $5.5 million in the March 2001 quarter attributable to the write down of our prior-generation products and initial low manufacturing yield associated with the line buffer sections in one of our new products. Research and development expenses have varied from quarter to quarter primarily due to the timing of non-recurring engineering charges related to new product development. Selling, general and administrative expenses have varied from quarter to quarter due to increases in levels of staff for sales and customer support activities, and variable commissions based on sales levels. In addition, in the March 2001 quarter we incurred $0.9 million in costs of employee terminations and for professional fees and expenses associated with strategic initiatives that we terminated due to economic and market conditions.

Our results of operations have fluctuated significantly in the past and may continue to fluctuate in the future as a result of a number of factors, many of which are beyond our control. These factors include those described under the caption "Risk Factors," among others. Any one or more of these factors could result in our failure to achieve our expectations as to future operating results. Our expenditures for research and development, selling, general and administrative functions are based in part on future revenue projections. We may be unable to adjust spending in a timely manner in response to any unanticipated declines in revenues, which may have a material adverse effect on our business, financial condition and results of operations. We may be required to reduce our selling prices in response to competitive pressure or other factors or increase spending to pursue new market opportunities or to defend ourselves against lawsuits that may be brought against us. Any decline in average selling prices of a particular IC product which is not offset by a reduction in product costs or by sales of other products with higher gross margins would decrease our overall gross profit and adversely affect our business, financial condition and results of operations.

Period-to-period comparisons of our operating results should not be relied upon as an indication of future performance. It is likely that in some future period our operating results or business outlook will be below the expectations of securities analysts or investors, which would likely result in a significant reduction in the market price for our common shares.

Liquidity and capital resources

Cash and cash equivalents were $32.8 million at March 31, 2001, $42.9 million at March 31, 2000, and $38.5 million at March 31, 1999. Net cash used in operations was $10.1 million for the year ended March 31, 2001, compared to cash generated from operations of $13.5 million for the year ended March 31, 2000 and cash used in operations of $1.4 million in the ten months ended March 31, 1999. The decrease in cash flow from operations in fiscal 2001 compared with the prior year was primarily a result of higher working capital balances, primarily increases in accounts receivable and an increase in inventories to support a higher sales level. The significant revenue growth experienced during fiscal 2001 resulted in a need to grant larger amounts of credit to our customers and therefore to increase investment in accounts receivable. It also resulted in a need to stock additional quantities of products to meet increased customer demands, thereby increasing our investment in inventories.

Net cash used in investing activities was $2.3 million in the year ended March 31, 2001, $11.2 million in the year ended March 31, 2000, and $1.9 million in the ten months ended March 31, 1999. This was used for the purchase of capital assets, less sales of assets determined to be surplus to our needs. The increase in fiscal 2000 resulted from the continued expansion of our business through development of new products which requires higher levels of capital equipment purchases and investments in leasehold improvements in new facilities in Thornhill and Alviso. We have no significant capital spending or purchase commitments other than purchase commitments made in the ordinary course of business.

Net cash provided by financing activities was $2.3 million for the year ended March 31, 2001, $2.2 million for the year ended March 31, 2000 and $3.3 million in the ten months ended March 31, 1999. This consisted primarily of amounts received for the purchase of shares under our share purchase and stock option plans.

Since inception we have satisfied our liquidity needs primarily through sales of equity securities and, to a lesser extent, through long-term debt and bank indebtedness for working capital purposes. We believe that our existing cash balances together with any cash generated from our operations will be sufficient to meet our capital requirements on a short-term basis.

On a long-term basis, we may be required to raise additional capital to fund investments in operating assets such as accounts receivable or inventory to assist in the growth of our business, or for capital assets such as land, buildings or equipment. Because we do not have our own semiconductor manufacturing facility, we may be required to make deposits to secure supply in the event there is a shortage of manufacturing capacity in the future. Although we currently have no plans to raise additional funds for such uses, we could be required or could elect to seek to raise additional capital in the future. In addition, from time to time we evaluate acquisitions of businesses, products or technologies that complement our business. Any such transactions, if consummated, may use a portion of our working capital or require the issuance of equity securities that may result in further dilution to our existing shareholders.

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

For the year ended March 31, 2001, 72.2% of our revenues were derived from sales to customers in the flat panel computer monitor market. This and other potential markets may not develop as expected, which would harm our business.

Our products may not be accepted in the flat-panel computer monitor market and other emerging markets

Our success in the flat panel computer monitor market, as well as the markets for digital CRTs, home theater, DVD, flat panel and digital television, and HDTV, will depend upon the extent to which manufacturers of those products incorporate our integrated circuits into their products. Our ability to sell products into these markets will depend upon demand for the functionality provided by our products. We typically need to determine the functionality of our products and to complete their design in advance of our customers completing the designs of their products. As a result, we may not be able to react to changes in our customers' desired functionality in a timely manner. The failure of our products to be accepted in the flat panel computer monitor market in particular would harm our business.

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

Our semiconductor products are complex and are difficult to manufacture cost-effectively

The manufacture of semiconductors is a complex process. It is often difficult for semiconductor foundries to achieve acceptable product yields. Product yields depend on both our product design and the manufacturing process technology unique to the semiconductor foundry. Since low yields may result from either design or process difficulties, identifying yield problems can only occur well into the production cycle, when a product exists which can be physically analyzed and tested.

Defects in our products could increase our costs and delay our product shipments

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

We subcontract our manufacturing, assembly and test operations

We do not have our own fabrication facilities, assembly or testing operations. Instead, we rely on others to fabricate, assemble and test all of our products. Virtually all of our products use silicon wafers manufactured either by Taiwan Semiconductor Manufacturing Corporation or by United Semiconductor Corporation. No single product is purchased from more than one supplier. There are many risks associated with our dependence upon outside manufacturing, including:

   . reduced control over manufacturing and delivery schedules of products, . potential political or environmental risks in the countries where the manufacturing facilities are located,
   . reduced control over quality assurance, . difficulty of management of manufacturing costs and quantities, . potential lack of adequate capacity during periods of excess demand, and . potential misappropriation of intellectual property.

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

Our third-party wafer foundries, third-party assembly and test subcontractors and significant customers are located in an area susceptible to earthquakes

All of our outside foundries and most of our third-party assembly and test subcontractors are located in Taiwan, which is an area susceptible to earthquakes. In addition, some of our significant customers are located in Taiwan. Damage caused by earthquakes in Taiwan may result in shortages of water or electricity or cause transportation difficulties that could limit the production capacity of our outside foundries or the ability of our subcontractors to provide assembly and test services. Any reduction in production capacity or the ability to provide assembly and test services could cause delays or shortages in our product supply, which would harm our business. Customers located in Taiwan were responsible for 47.1% of our product revenue for the year ended March 31, 2001. If future earthquakes damage our customers' facilities or equipment they could reduce their purchases of our products, which would harm our business. In addition, the operations of suppliers to our outside foundries and our Taiwanese customers could be disrupted by future earthquakes, which could in turn harm our business by resulting in shortages in our product supply or reduced purchases of our products.

A large percentage of our revenues come from sales to a small number of large customers

The markets for our products are highly concentrated. Our sales are derived from a limited number of customers. Sales to our largest five customers accounted for 31.0% of our revenues for the year ended March 31, 2001. We expect that a small number of customers will continue to account for a large amount of our revenues. All of our sales are made on the basis of purchase orders rather than long-term agreements so that any customer could cease purchasing products at any time without penalty. The decision by any large customer to decrease or cease using our products could harm our business.

We do not have long-term commitments from our customers, and we allocate resources based on our estimates of customer demand

Our sales are made on the basis of purchase orders rather than long-term purchase commitments. In addition, our customers may cancel or defer purchase orders. We manufacture our products according to our estimates of customer demand. This process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may manufacture products that we may not be able to sell. As a result, we would have excess inventory, which would increase our losses. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity is unavailable, we would forego revenue opportunities, lose market share and damage our customer relationships.

Our lengthy sales cycle can result in uncertainty and delays in generating revenues

Because our products are based on new technology and standards, a lengthy sales process, typically requiring several months or more, is often required before potential customers begin the technical evaluation of our products. This technical evaluation can then exceed six months. It can take an additional six months before a customer commences volume shipments of systems that incorporate our products. However, even when a manufacturer decides to design our products into its systems, the manufacturer may never ship systems incorporating our products. Given our lengthy sales cycle, we experience a delay between the time we increase expenditures for research and development, sales and marketing efforts and inventory and the time we generate revenues, if any, from these expenditures. As a result, our business could be harmed if a significant customer reduces or delays its orders or chooses not to release products incorporating our products.

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

A large percentage of our revenues will come from sales outside of North America, which creates additional business risks

A large portion of our revenues will come from sales to customers outside of North America, particularly to equipment manufacturers located in Japan and other parts of Asia. For the year ended March 31, 2001, sales to regions outside of North America represented 80.2% of revenues. These sales are subject to numerous risks, including:

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

In the past, significant downturns and wide fluctuations in supply and demand have characterized the semiconductor industry. Also, the industry has experienced significant fluctuations in anticipation of changes in general economic conditions, including economic conditions in Asia. These cycles have led to significant variances in product demand and production capacity. They have also accelerated the erosion of average selling prices per unit. We may experience periodic fluctuations in our future financial results because of changes in industry-wide conditions.

We may be unable to adequately protect our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as non-disclosure agreements and other methods to protect our proprietary technologies.

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

Others may bring infringement claims against us that could be time-consuming and expensive to defend

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. This litigation is widespread in the high-technology industry and is particularly prevalent in the semiconductor industry, where a number of companies aggressively use their patent portfolios by bringing numerous infringement claims. In addition, in recent years, there has been an increase in the filing of so-called "nuisance suits" alleging infringement of intellectual property rights, which pressure defendants into entering settlement arrangements to quickly dispose of such suits, regardless of their merits. We may become a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. For example, we are currently defending claims brought against us by Silicon Image, Inc. as described in Item 3 of this Form 10-K.

Any such lawsuit could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

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

We are growing rapidly, which strains our management and resources

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

We may make future acquisitions where advisable and acquisitions involve numerous risks

Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we may address the need to develop new products is through acquisitions of other companies. Acquisitions involve numerous risks, including the following:

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

The price of our stock fluctuates substantially and may continue to do so

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

Due to these factors, the price of our stock may decline and the value of your investment would be reduced. In addition, the stock market experiences volatility often unrelated to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance.

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

As a result, it may be difficult for holders of our common shares to effect service of a legal claim within the United States on our directors and officers or on other individuals who are not residents of the United States. It may also be difficult to satisfy any judgements of courts of the United States based upon civil liabilities under the federal securities laws of the United States.

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

We carry out a significant portion of our operations in Canada. Although virtually all of our revenues and costs of revenues are denominated in U.S. dollars, a portion of our operating expenses is denominated in Canadian dollars. Accordingly, our operating results are affected by changes in the exchange rate between the Canadian and U.S. dollars. Any future strengthening of the Canadian dollar against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. We do not currently engage in any hedging or other transactions intended to manage the risks relating to foreign currency exchange rate fluctuations, other than natural hedges that occur as a result of holding both Canadian dollar denominated assets and Canadian dollar denominated liabilities. We may in the future undertake hedging or other such transactions if we determine that it is necessary to offset exchange rate risks. Based on our overall currency rate exposure at March 31, 2001 a near-term 10% appreciation or depreciation in the Canadian dollar-U.S. dollar exchange rate would not have a material effect on our operating results or financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

Financial Statements Table of Contents

                                                                    Page
                                                                   Number
Auditors' Report.................................................    22
Consolidated Balance Sheets......................................    23
Consolidated Statements of Operations............................    24
Consolidated Statements of Shareholders' Equity..................    25
Consolidated Statements of Cash Flows............................    26
Notes to Consolidated Financial Statements.......................    27

                               AUDITORS' REPORT


To the Board of Directors and Shareholders of Genesis Microchip Incorporated


We have audited the consolidated balance sheets of Genesis Microchip Incorporated as at March 31, 2001 and March 31, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended March 31, 2001 and March 31, 2000, and the ten month period ended March 31, 1999, as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits to provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at March 31, 2001 and March 31, 2000 and the results of operations and its cash flows for the years ended March 31, 2001 and March 31, 2000 and the ten month period ended March 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



May 4, 2001                                                KPMG LLP

Toronto, Canada                                            Chartered Accountants

                        GENESIS MICROCHIP INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                 (dollar amounts in thousands of U.S. dollars)

                                                                                               March 31,      March 31,
                                                                                                  2001           2000
                                                                                                  ----           ----
                                     ASSETS

Current assets:
  Cash and cash equivalents..................................................................  $32,827        $42,942
  Accounts receivable trade, net of allowance for doubtful accounts of $78 in 2001
  and $230 in 2000...........................................................................   14,412          6,023
  Income taxes recoverable...................................................................    1,029          1,111
  Inventory..................................................................................   10,505          4,714
  Investment held for resale.................................................................    1,100          1,100
  Other......................................................................................    3,964            797
                                                                                               -------        -------
   Total current assets......................................................................   63,837         56,687
Property and equipment (note  3).............................................................   10,406         11,515
Deferred income taxes (note  7)..............................................................    6,561          3,024
Other........................................................................................      642            565
                                                                                               -------        -------
   Total assets..............................................................................  $81,446        $71,791
                                                                                               =======        =======
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable...........................................................................  $ 6,851        $ 1,963
  Accrued liabilities........................................................................    3,707          3,967
  Current portion of loan payable (note  4 ).................................................       89             96
                                                                                               -------        -------
   Total current liabilities.................................................................   10,647          6,026
Long-term liabilities:
  Loan payable (note  4).....................................................................      410            518
                                                                                               -------        -------
   Total liabilities.........................................................................   11,057          6,544
                                                                                               -------        -------

Shareholders' equity (note  5):
  Share capital:
     Special shares:
       Authorized - 1,000,000,000 special shares
       Issued and outstanding - none at March 31, 2000 and 2001..............................        -              -
     Common shares:
       Authorized - 1,000,000,000 common shares
       Issued and outstanding - 19,559,103 at March 31, 2001
       and 19,140,482 shares at March 31, 2000...............................................   74,619         72,225
  Additional paid in capital.................................................................    1,293          1,293
  Cumulative other comprehensive loss........................................................      (94)           (94)
  Deferred compensation......................................................................     (187)          (273)
  Deficit....................................................................................   (5,242)        (7,904)
                                                                                               -------        -------
      Total shareholders' equity.............................................................   70,389         65,247
                                                                                               -------        -------
      Total liabilities and shareholders' equity.............................................  $81,446        $71,791
                                                                                               =======        =======
Commitments and contingencies (notes 9 and 11)

         See accompanying notes to consolidated financial statements.

                        GENESIS MICROCHIP INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
    (dollar amounts in thousands of U.S. dollars, except per share amounts)

                                                       Year       Year    Ten Months
                                                       Ended     Ended       Ended
                                                     March 31   March 31   March 31
                                                        2001       2000        1999
                                                      -------    -------     -------
Revenues...........................................   $63,627    $53,332     $37,738
Cost of revenues...................................    32,416     17,021      14,062
                                                      -------    -------     -------
Gross profit.......................................    31,211     36,311      23,676
Operating expenses:
 Research and development..........................    17,413     16,065      10,261
 Selling, general and administrative...............    15,947     12,364      10,307
 Merger related costs..............................         -      3,455           -
                                                      -------    -------     -------
   Total operating expenses........................    33,360     31,844      20,568
                                                      -------    -------     -------
Income (loss) from operations......................    (2,149)     4,427       3,108
Interest and other income..........................     2,328      1,941       1,436
                                                      -------    -------     -------
Income before income taxes.........................       179      6,368       4,544
Provision for (recovery of) income taxes (note 7)..    (2,483)       360        (986)
                                                      -------    -------     -------
Net income.........................................   $ 2,662    $ 6,008     $ 5,530
                                                      =======    =======     =======

Earnings per share:
 Basic.............................................   $  0.14    $  0.32     $  0.31
 Diluted...........................................   $  0.13    $  0.30     $  0.29

Weighted average number of common shares
 outstanding (in thousands):
 Basic.............................................    19,406     18,756      18,027
 Diluted...........................................    19,884     19,922      19,365

          See accompanying notes to consolidated financial statements.

                        SHAREHOLDERS' EQUITY STATEMENT

                        GENESIS MICROCHIP INCORPORATED
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 (dollar amounts in thousands of U.S. dollars)

                                                                        Share     Cumulative
                                                       Additional     Purchase       Other                                 Total
                               Common Shares             Paid-In        Loans    Comprehensive     Deferred            Shareholders'
                             Number        Amount        Capital     Receivable      Loss        Compensation  Deficit     Equity
Balances, May 31, 1998       17,534,260   $66,303         $  729          $(164)      $(94)         $(169)    $(19,442)   $47,163
Net income                            -         -              -              -          -              -        5,530      5,530
Repurchased at cost and
 cancellation of shareholder
 note receivable               (230,568)       (1)           (39)            40          -              -            -          -
Issue of common share
 purchase warrants                    -         -             58              -          -              -            -         58
Issued from stock option
 and stock purchase plans     1,041,401     2,145            157              -          -              -            -      2,302
Repayment of share
 purchase loans receivable            -         -              -            124          -              -            -        124
Deferred compensation
 related to stock options             -         -            388              -          -           (388)           -          -
Amortization of deferred
 compensation relate
 to stock options                     -         -              -              -          -            231            -        231
                             ----------------------------------------------------------------------------------------------------
Balances, March 31, 1999     18,345,093    68,447          1,293              -        (94)          (326)     (13,912)    55,408
Net income                            -         -              -              -          -              -        6,008      6,008
Issued from stock option
 and stock purchase plans       795,389     3,778              -              -          -              -            -      3,778
Amortization of deferred
 compensation related
 to stock options                     -         -              -              -          -             53            -         53
                             ----------------------------------------------------------------------------------------------------
Balances, March 31, 2000     19,140,482    72,225          1,293              -        (94)          (273)      (7,904)    65,247
Net income                            -         -              -              -          -              -        2,662      2,662
Issued from stock option
 and stock purchase plans       418,621     2,394              -              -          -              -            -      2,394
Amortization of deferred
 compensation related
 to stock options                     -         -              -              -          -             86            -         86
                             ----------------------------------------------------------------------------------------------------
Balances, March 31, 2001     19,559,103   $74,619         $1,293              -       $(94)         $(187)    $ (5,242)   $70,389
                             ====================================================================================================

         See accompanying notes to consolidated financial statements.

                        GENESIS MICROCHIP INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (dollar amounts in thousands of U.S. dollars)

                                                                                 Year          Year         Ten Months
                                                                                Ended         Ended           Ended
                                                                               March 31      March 31        March 31
                                                                                 2001          2000            1999
                                                                                 ----          ----            ----
Cash flows from operating activities:
  Net income..............................................................     $  2,662      $  6,008        $ 5,530
  Adjustments to reconcile net income
   to cash used in operating activities:
     Amortization.........................................................        3,534         3,071          1,132
     Gain on sale of capital assets.......................................          (66)            -              -
     Non-cash compensation expense related
      to stock options and shares issued..................................           86            53            231
     Gain on sale of investment...........................................         (100)            -              -
     Deferred income taxes................................................       (3,537)         (709)          (986)
     Change in operating assets and liabilities:
      Accounts receivable trade...........................................       (8,389)        3,390         (6,682)
      Income taxes recoverable............................................           82           (58)         1,405
      Inventory...........................................................       (5,791)        2,249         (3,513)
      Other...............................................................       (3,167)        1,084         (2,916)
      Accounts payable....................................................        4,888          (485)           632
      Accrued liabilities.................................................         (260)       (1,086)         3,813
                                                                               --------      --------        -------
        Net cash from (used in) operating activities......................      (10,058)       13,517         (1,354)

Cash flows from investing activities:
  Additions to capital assets.............................................       (5,573)      (11,200)        (1,901)
  Proceeds on disposal of capital assets..................................        3,157             -              -
  Other...................................................................           80             -              -
                                                                               --------      --------        -------
        Cash used in investing activities.................................       (2,336)      (11,200)        (1,901)

Cash flows from financing activities:
  Proceeds from:
     Issue of common shares and
      common share purchase warrants,
      net of issue costs..................................................        2,394         3,778          2,359
     Loans payable........................................................            -             -          1,034
  Repayment of loans payable..............................................          (90)       (1,550)          (205)
  Repayment of share purchase loans.......................................            -             -            119
                                                                               --------      --------        -------
        Net cash provided by financing activities.........................        2,304         2,228          3,307

Effect of currency translation on cash balances...........................          (25)          (82)            26
                                                                               --------      --------        -------

Increase (decrease) in cash and cash equivalents..........................      (10,115)        4,463             78

Cash and cash equivalents, beginning of period............................       42,942        38,479         38,401

                                                                               --------      --------        -------
Cash and cash equivalents, end of period..................................     $ 32,827      $ 42,942        $38,479
                                                                               ========      ========        =======

Supplemental cash flow information:
  Cash paid for interest..................................................     $      -      $    245        $    15
  Cash paid for income taxes..............................................     $  1,390      $  1,368        $    56
Supplemental disclosure of non-cash operating activities:
  Interest expense........................................................     $      -      $      -        $   132
  Issuance of warrants....................................................     $      -      $      -        $    58
Supplemental disclosure of non-cash investing
 and financing activities:
  Repurchase of common stock by cancellation of notes receivable..........     $      -      $      -        $    40
  Deferred compensation related to stock options..........................     $      -      $      -        $   388

         See accompanying notes to consolidated financial statements.

                        GENESIS MICROCHIP INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of operations

   Genesis Microchip Incorporated ("Genesis") designs, develops and markets integrated circuits that receive and process digital video and graphic images.

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

Inventory

   Inventory consists principally of finished goods and is stated at the lower of cost (first-in, first-out) or net realizable value.

Property and Equipment

   Property and equipment are stated at cost. Amortization is recorded using the following methods and annual rates over the estimated useful lives of the assets:


          Property and equipment        20% to 30% declining balance
          Computer software             50% straight line
          Leasehold improvements        Straight line over the term of the lease

   Genesis regularly reviews the carrying values of its property and equipment by comparing the carrying amount of the asset to the expected future cash flows to be generated by the asset. If the carrying value exceeds the estimated amount recoverable, a write-down equal to the excess of the carrying value over the asset's fair value is charged to the consolidated statement of operations.

                        GENESIS MICROCHIP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenue recognition

   Genesis recognizes revenue from product sales to customers when a contract is established, the price is determined, shipment is made and collectibility is reasonably assured. Genesis' policy on sales to distributors is to defer recognition of sales and related cost of sales until the distributors resell the product. Product returns and allowances are estimated and provided for at the time of sale. To date, Genesis has not experienced any significant product returns.

Currency translation

   The U.S. dollar is the functional currency of Genesis and of its subsidiaries. Transactions of the Company and its subsidiaries originating in foreign currencies are translated into U.S. dollars at exchange rates approximating those at the date of the transaction. Monetary assets and liabilities are translated at the period-end rate of exchange and non-monetary items are translated at historical exchange rates. Exchange gains and losses are included in the consolidated statement of operations for the period.

Research and development expenses

   Research and development costs are expensed as incurred.

Investment tax credits

   Genesis is entitled to Canadian federal and provincial investment tax credits which are earned as a percentage of eligible current and capital research and development expenditures incurred in each taxation year. Investment tax credits are available to be applied against future income tax liabilities, subject to a ten year carry forward period.

   Investment tax credits are classified as a reduction of income tax expense for items of a current nature and a reduction of the related asset cost for items of a long-term nature, provided that Genesis has reasonable assurance that the tax credits will be realized.

Financial instruments and concentration of credit risk

   Financial instruments consist of cash and cash equivalents, amounts receivable, accounts payable, accrued liabilities and loan payable. Genesis determines the fair value of its financial instruments based on quoted market values or discounted cash flow analyses. Unless otherwise indicated, the fair values of financial assets and financial liabilities approximate their recorded amounts.

   Financial instruments that potentially subject Genesis to concentrations of credit risk consist primarily of cash equivalents and accounts receivable trade. Cash equivalents consist of deposits with or guaranteed by major commercial banks, the maturities of which are three months or less from the date of purchase. With respect to accounts receivable, Genesis performs periodic credit evaluations of the financial condition of its customers and typically does not require collateral from them. Allowances are maintained for potential credit losses consistent with the credit risk of specific customers, historical trends and other information. Credit losses have been within management's range of expectations.

Earnings per share

                        GENESIS MICROCHIP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Basic earnings per share has been calculated by dividing the net income for the period available to common shareholders by the weighted average number of common shares outstanding during that period. Basic earnings per share excludes the dilutive effect of potential common shares. Diluted earnings per share gives effect to all potential common shares outstanding during the period. The weighted average number of diluted shares outstanding is calculated assuming that the proceeds from potential common shares are used to repurchase common shares at the average share price in the period.

Stock-based compensation

   The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting of Stock Issued to Employees" and related interpretations, in accounting for its employee stock options because the alternative fair value accounting provided for under Financial Accounting Standards Board, Statement No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, deferred compensation is recorded at the option grant date in an amount equal to the excess of the market value of a common share over the exercise price of the option. Compensation expense is recognized over the vesting period of the option. The issuance of shares for consideration that is less than the market value of the shares results in compensation expense equal to the excess of the market value of the shares over the fair value of the consideration received.

Comprehensive income

   Comprehensive income is defined as the change in equity of a company during a period resulting from transactions and other events and circumstances from non-owner sources. For the periods ended March 31, 2001, 2000 and 1999, there is no difference for Genesis between net income and comprehensive income.

Income taxes

   Under the asset and liability method of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is not considered to be more likely than not that a deferred tax asset will be recognized, a valuation allowance is provided.

Recent accounting pronouncements

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Hedging Activities" (SFAS No. 138"), which amended SFAS No. 133. SFAS No. 138 must be adopted concurrently with the adoption of SFAS No. 133. The Company will be required to adopt these statements for the year ended March 31, 2002, commencing with the quarter ended

                        GENESIS MICROCHIP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


June 30, 2001. SFAS No. 133 and SFAS No. 138 establish methods of accounting for derivative financial instruments and hedging activities. Because the Company currently holds no derivative financial instruments and the Company does not currently engage in hedging activities, the adoption of SFAS No. 133 and SFAS No. 138 will not have a material impact on the Company's financial condition or results of operations.

3.   Property and equipment


     Property and equipment consist of the following (in thousands):


                                                           March 31   March 31
                                                             2001       2000
                                                             ----       ----

Property and equipment.................................    $ 8,878    $ 9,238
Computer software......................................      6,031      4,537
Leasehold improvements.................................      3,263      3,610
                                                           -------    -------
                                                            18,172     17,385
Less accumulated amortization..........................     (7,766)    (5,870)
                                                           -------    -------
                                                           $10,406    $11,515
                                                           =======    =======

4.   Loan payable

   The loan payable is non-interest bearing and is unsecured. It is payable in annual principal installments by fiscal year as follows (in thousands):

                                                                  March 31, 2001
                                                                  --------------

2002...................................................                     $ 89
2003...................................................                       89
2004...................................................                       89
2005...................................................                       89
2006...................................................                       89
2007 and thereafter....................................                       54
                                                                            ----
                                                                             499
Less current portion...................................                       89
                                                                            ----
                                                                            $410
                                                                            ====


The fair value of the loan payable was $ 420,000 at March 31, 2001, and $481,000 at March 31, 2000, based on the present value of contractual future payments, discounted at the current market rate of interest available to Genesis for similar term and security debt instruments.

5.   Shareholders' equity

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

                        GENESIS MICROCHIP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

shares may have a priority over any other series of special shares with respect to dividends or liquidation rights. The special shares may have voting rights superior to the common shares or other series of special shares and may rank senior to the common shares as to dividends and as to the distribution of assets in the event of liquidation, dissolution or winding-up of Genesis.

Underwriter options

   As a condition of the issuance of special and bonus warrants in July 1996, Genesis granted an option to purchase 213,600 common shares at any time prior to July 31, 1998 at an exercise price of CDN$9.00 (U.S. $6.18) per share. On June 17, 1998, in lieu of purchasing the entire number of shares for cash, the underwriter chose a cashless exercise alternative, whereby it received 113,252 common shares for no additional cash consideration in complete settlement of the above option on that date.

6.   Stock option and stock purchase plans

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

1997 Employee Stock Option Plan

   The 1997 Employee Stock Option Plan (the "1997 Employee Plan") provides for the granting to employees of incentive stock options, non-statutory stock options and stock purchase rights for up to 800,000 common shares plus an annual increase to be added on the first day of each fiscal year equal to the lesser of
(i) 2,000,000 Shares, (ii) 3.5% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board. The exercise price of incentive stock options granted under the 1997 Employee Plan may not to be less than 100% (110% in the case of any options granted to a person who held more than 10% of the total combined voting power of all classes of shares of Genesis) of the fair market value of the common shares subject to the option on the date of the
grant.   The term of the options do not exceed 10 years (five years in the case of any options granted to a person who held more than 10% of the total combined voting power of all classes of shares of Genesis) and vest over four years. As of March 31, 2001, there were 201,420 shares available for grant under the 1997 Employee Plan.

1997 Paradise Stock Option Plan

     The 1997 Paradise Stock Option Plan (the "Paradise Plan") provided for the granting of Incentive Stock Options (ISOs) to employees of Paradise Electronics Inc., a wholly owned subsidiary of Genesis ("Paradise") and Non-statutory Stock Options (NSOs) to Paradise employees, directors, and consultants. As a result of the merger of Paradise with Genesis, each outstanding option or right to purchase shares of Paradise common stock is exercisable for Genesis common shares, adjusted to reflect the exchange ratio of Genesis common shares for Paradise common stock in the merger. No additional options will be granted

                        GENESIS MICROCHIP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

under the Paradise Plan. Upon exercise, expiration or cancellation of all of the options granted under the Paradise Plan, this plan will be terminated.

1997 Non-Employee Stock Option Plan

   The 1997 Non-Employee Stock Option Plan (the "Non-Employee Plan") provides for the granting to non-employee directors and consultants of Genesis of options for up to 500,000 common shares. The exercise price of stock options granted under the Non-Employee Plan may not be less than 100% of the fair market value of the common shares subject to the option on the date of the grant. Options granted under the Non-Employee Plan have a term of up to ten years and generally vest over periods of up to two years. As at March 31, 2001, there were 292,375 shares available for grant under the 1997 Non-Employee Plan.

2000 Non-Statutory Stock Option Plan

   The 2000 Non-Statutory Stock Option Plan (the "the 2000 Employee Plan) provides for the granting to employees, consultants and directors of non-statutory stock options for up to 1,500,000 common shares. The exercise price of stock options granted under the 2000 Employee Plan may not be less than 100% of the fair market value of the common shares subject to the option at the date of grant. The term of the options may not exceed 10 years and generally vest over four years. As at March 31, 2001, there were 104,348 shares available for grant under the 2000 Employee Plan.

2001 Non-Statutory Stock Option Plan

   The 2001 Non-Statutory Stock Option Plan (the "the 2001 Employee Plan) provides for the granting to employees, consultants and employee directors of non-statutory stock options for up to 1,000,000 common shares. The exercise price of stock options granted under the 2001 Employee Plan may not be less than 100% of the fair market value of the common shares subject to the option at the date of grant. The term of the options may not exceed 10 years and generally vest over four years. As at March 31, 2001, there were 603,000 shares available for grant under the 2001 Employee Plan.

Employee Stock Purchase Plan

   Genesis has established an employee stock purchase plan under which employees may authorize payroll deductions of up to 15% of their compensation (as defined in the plan) to purchase common shares at a price equal to 85% of the lower of the fair market values as of the beginning or the end of the offering period.
As at March 31, 2001, 148,288 common shares were available for issuance under this plan.

   Details of stock option transactions are as follows:

                                                                              Weighted average
                                                             Option price      exercise price
                                   Number of shares            per share         per share
                                   ----------------         -------------     ----------------
Balances, May 31, 1998.........         1,904,268           0.17 - 14.00            3.65
  Issued.......................         1,089,340           0.78 - 31.50            8.33
  Exercised....................          (946,935)          0.17 - 16.69            2.04
  Cancelled....................           (79,405)          0.17 - 29.93            7.36
                                       ----------
Balances, March 31, 1999.......         1,967,268           0.17 - 31.50            7.64
  Issued.......................         1,508,789          15.25 - 27.13           18.89

                        GENESIS MICROCHIP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


  Exercised....................          (616,717)   0.17 - 20.81       4.67
  Cancelled....................          (342,914)   0.78 - 31.50      12.97
                                       ----------
Balances, March 31, 2000.......         2,516,426    0.17 - 31.50      13.50
  Issued.......................         3,190,900    9.25 - 20.56      14.33
  Exercised....................          (317,446)   0.17 - 18.13       4.82
  Cancelled....................        (1,037,768)   0.78 - 29.93      15.96
                                       ----------
Balances, March 31, 2001.......         4,352,112    0.17 - 31.50      14.28

     There were 1,028,002 options at March 31, 2001, 533,580 options at March 31, 2000, and 481,848 options at March 31, 1999 that had vested and were exercisable, with a weighted average exercise price per share of $13.39 at March 31, 2001, $7.54 at March 31, 2000, and $5.80 at March 31, 1999. All options issued during each period were issued at fair value. The weighted average remaining contractual life of all of the options outstanding at March 31, 2001 was 6.95 years, at March 31, 2000 was 8.45 years, and at March 31, 1999 was 8.12 years.

     Genesis recorded no deferred compensation for the years ended March 31, 2001 or March 31, 2000, and $388,000 for the ten months ended March 31, 1999. The amortization of deferred compensation is charged to operations and is amortized over the vesting period of the options. Amortization of deferred compensation was $86,000 for the year ended March 31, 2001, $53,000 for the year ended March 31, 2000, and $231,000 for the ten months ended March 31, 1999.

     SFAS 123 requires the disclosure of pro forma net income and earnings per share as if Genesis had adopted the fair value method as of the beginning of its 1996 fiscal year. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from Genesis' stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Genesis' calculations were made using the Black-Scholes option pricing model using a dividend yield of 0% and the assumptions noted below in the table.


                                      Year       Year     Ten Months
                                      Ended     Ended        Ended
                                    March 31   March 31    March 31
                                      2001       2000        1999
                                      ----       ----        ----

Risk-free interest rates..........    4.5%       5.0%        5.0%
Volatility........................     80%        88%         92%
Expected life of option in years..      5          5           5

     Had compensation expense been determined based on the fair value of awards at the grant dates in accordance with the methodology prescribed in SFAS 123, Genesis' net income and earnings per share for fiscal 2001 would have decreased by approximately $10,538,000 or by $0.54 for basic earnings per share and by $0.53 for diluted earnings per share. The net income and earnings per share for fiscal 2000 would have decreased by approximately $9,557,000 or by $0.51 for basic earnings per share and by $0.49 for diluted earnings per share. The net income and earnings per share for fiscal 1999 would have decreased by approximately $3,010,000 or by $0.17 per share for basic earnings per share and by $0.16 for diluted

                        GENESIS MICROCHIP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

earnings per share. The effects on pro forma disclosure of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosure in future years.

     The weighted average fair values of options granted during fiscal 2001, 2000, and 1999 are $8.79, $15.45, and $10.47, respectively.

7.   Income taxes

     The provision for income taxes consists of (in thousands):

                                          Year       Year     Ten Months
                                          Ended      Ended       Ended
                                        March 31   March 31    March 31
                                          2001       2000        1999
                                          ----       ----        ----

Current..........................        $ 1,054     $1,069   $       -
Deferred.........................         (3,537)      (709)       (986)
                                         -------     ------   ---------
                                         $(2,483)    $  360   $    (986)
                                         =======     ======   =========

     The provision for (recovery of) income taxes differs from the amount computed by applying the statutory income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows (in thousands):

                                                                    Year          Year        Ten Months
                                                                    Ended        Ended           Ended
                                                                  March 31      March 31       March 31
                                                                    2001          2000           1999
                                                                    ----          ----           ----
Basic rate applied to income
  before provision for (recovery of) income taxes...............   $    76       $ 2,802         $ 2,032
Adjustments resulting from:
     Permanent difference arising from stock option deduction...    (1,200)         (188)              -
     Non-deductible expenses....................................       280            65               -
     Research and development deductions
          and investment tax credits............................    (1,071)       (1,212)           (545)
     Foreign tax rate differences.............................        (472)            -              45
     Utilization of loss carry-forwards.......................           -             -          (1,142)
     Utilization of research and development expenses
     deferred for income tax purposes.........................           -             -          (1,621)
     Change in valuation allowance............................           -        (1,096)              -
     Other items..............................................         (96)          (11)           (135)
                                                                   -------       -------         -------
     .........................................................      (2,483)          360          (1,366)
Unrecognized benefit of losses
  carried forward.............................................           -             -             380
                                                                   -------       -------         -------
                                                                   $(2,483)      $   360         $  (986)
                                                                   =======       =======         =======

     Pretax income from foreign operations was $4,730,000 for the year ended March 31, 2001, $427,000 for the year ended March 31, 2000, and $2,790,000 for the ten months ended March 31, 1999.

Significant components of Genesis' deferred tax assets are as follows (in thousands):

                                                         March 31
                                                      2001      2000
                                                   -------   -------

Net operating loss carryforwards...............    $ 6,857     4,282
Investment tax credit carryforwards............      1,737     1,035

                        GENESIS MICROCHIP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Deferred interest charges...................         1,492     1,492
Issue costs.................................           554       983
Merger related costs........................           405       621
Other.......................................           110      (795)
                                                   -------   -------
Net deferred tax asset......................        11,155     7,618
Less valuation allowance....................        (4,594)   (4,594)
                                                   -------   -------
                                                   $ 6,561   $ 3,024
                                                   =======   =======

     There is no change in the valuation allowance during the year ended March 31, 2001. The valuation allowance increased by $462,000 during the year ended March 31, 2000, primarily as a result of not recognizing the benefit of net operating losses. The valuation allowance decreased by $2,640,000 during the ten months ended March 31, 1999 primarily as a result of utilization of net operating losses and research and development expenses deferred for income tax purposes.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income uncertainties related to the industry in which Genesis operates and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, Genesis would need to generate future taxable income of approximately $29,000,000 prior to the expiration of the net operating loss carryforwards in the years 2008 to 2015. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not Genesis will realize the benefits of these deductible differences, net of the existing valuation allowances.

8.   Earnings per share

     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS 128 (in thousands, except per share amounts):


                                              Year      Year    Ten Months
                                             Ended      Ended      Ended
                                            March 31  March 31   March 31
                                              2001      2000       1999
                                              ----      ----       ----

Numerator for basic and diluted
  net income per share:
      Net income........................     $ 2,662   $ 6,008     $ 5,530
                                             =======   =======     =======

Denominator for basic net income
  per share:
      Weighted average common shares....      19,406    18,756      18,027
                                             =======   =======     =======
Basic net income per share..............     $  0.14   $  0.32     $  0.31
                                             =======   =======     =======

Denominator for diluted net income
  per share:
      Weighted average common shares....      19,406    18,756      18,027
      Stock options and warrants........         478     1,166       1,338
                                             -------   -------     -------
Shares used in computing diluted
  net income per share..................      19,884    19,922      19,365
                                             =======   =======     =======
Diluted net income per share............     $  0.13   $  0.30     $  0.29
                                             =======   =======     =======

                        GENESIS MICROCHIP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   Commitments and contingencies

Lease commitments

     Genesis leases premises in Ontario and California under operating leases that expire on May 31, 2009 and July 31, 2003, respectively. In addition, certain equipment is leased under non-cancellable operating leases expiring in various years through 2003. Future minimum lease payments by fiscal year are as follows (in thousands):

                                                             Amount
                                                             ------

2001................................................        $ 2,204
2002................................................          2,141
2003................................................          2,067
2004................................................          2,022
2005................................................          2,043
Thereafter..........................................          3,338
                                                            -------
                                                            $13,815
                                                            =======

     Rental expense was $2,211,000 for the year ended March 31, 2001, $1,187,000 for the year ended March 31, 2000, and $651,000 for the ten months ended March 31, 1999.

Supply agreements

     Genesis purchases products from several suppliers but no single product is purchased from more than one supplier. Should a source of products cease to be available, management believes that this would have a material adverse effect on Genesis' business, financial condition and results of operations. Under the terms of the supply agreements, Genesis has no guarantees of minimum capacity from its suppliers and is not liable for minimum purchase commitments.

10.  Segment information

     Genesis operates and tracks its results in one operating segment. Genesis designs, develops and markets integrated circuits that manipulate and process digital video and graphic images. The target market is divided into two major categories; flat panel monitors and other.

     Revenues by major product category were as follows:

                                           Year      Year    Ten Months
                                          Ended     Ended       Ended
                                         March 31  March 31   March 31
                                           2001      2000       1999
                                           ----      ----       ----

Flat panel monitors................      $45,928   $36,788     $26,374
Other..............................       17,699    16,544      11,364
                                         -------   -------     -------
                                         $63,627   $53,332     $37,738
                                         =======   =======     =======

Other revenue includes $1,030,000 of sub-lease rental income for the year ended March 31, 2001. No rental income was earned during the year ended March 31, 2000, nor the ten months ended March 31, 1999.

                        GENESIS MICROCHIP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     Revenues from unaffiliated customers by geographic region were as follows:

                                                        Year          Year      Ten Months
                                                        Ended        Ended         Ended
                                                      March 31      March 31     March 31
                                                        2001          2000         1999
                                                        ----          ----         ----
United States......................................   $ 9,519      $11,288       $ 7,535
Japan and Asia.....................................    49,508       40,139        28,576
Canada.............................................     3,050          624           300
Other..............................................     1,550        1,281         1,327
                                                      -------      -------       -------
                                                      $63,627      $53,332       $37,738
                                                      =======      =======       =======

Net long-lived assets by country were as follows:

                                                                         March 31
                                                                    2001          2000
                                                                    ----          ----
United States......................................                $ 4,896       $ 3,000
Canada.............................................                  6,052         9,000
                                                                   -------       -------
                                                                   $10,948       $12,000
                                                                   =======       =======

     For the year ended March 31, 2001, no customer accounted for more than 10% of total revenues. For the year ended March 31, 2000, one customer accounted for 10% of total revenues. For the ten months ended March 31, 1999, two customers accounted for 16% and 12% of total revenues, respectively. At March 31, 2001, one customer represented 10% of accounts receivable trade. At March 31, 2000, two customers represented 16% and 10% of accounts receivable trade, respectively.

11.  Subsequent Event

     On April 24, 2001, Silicon Image, Inc., announced that it had filed a patent infringement lawsuit against the Company in the United States District Court for the Eastern District of Virginia and had filed a complaint before the International Trade Commission of the United States Government. The complaint and suit allege that certain Genesis products infringe various claims of one of Silicon Image's patents. Genesis believes the lawsuit to be baseless and without merit, and intends to defend it vigorously. The financial impact of these claims is not yet determinable, and no provision has been made in the consolidated financial statements for any costs associated with these claims.

                            Genesis Microchip Inc.
                   Selected Quarterly Financial Information
                                  (Unaudited)

                                                                              Three Months Ended
                                           ---------------------------------------------------------------------------------------
                                              Mar.        Dec.        Sep.       Jun.       Mar.       Dec.       Sep.       Jun.
                                              2001        2000        2000       2000       2000       1999       1999       1999
                                           --------    --------    --------   --------   --------   --------   --------   --------
Revenues.................................  $ 18,471    $ 17,304    $ 15,040   $ 12,812   $ 10,605   $ 10,059   $ 16,362   $ 16,306
Cost of revenues.........................    14,762       7,697       5,603      4,354      3,492      3,263      5,002      5,264
                                           --------    --------    --------   --------   --------   --------   --------   --------
Gross profit.............................     3,709       9,607       9,437      8,458      7,113      6,796     11,360     11,042
Operating expenses:
  Research and development...............     4,156       4,792       4,417      4,048      4,149      4,351      3,986      3,579
  Selling, general and
    administrative.......................     5,372       3,833       3,553      3,189      2,988      2,991      3,112      3,273
  Merger related costs...................        --          --          --         --         --         --         --      3,455
                                           --------    --------    --------   --------   --------   --------   --------   --------
     Total operating expenses............     9,528       8,625       7,970      7,237      7,137      7,342      7,098     10,307
                                           --------    --------    --------   --------   --------   --------   --------   --------

Income (loss) from operations............    (5,819)        982       1,467      1,221        (24)      (546)     4,262        735

Interest and other income................       433         642         739        514        459        550        515        417
                                           --------    --------    --------   --------   --------   --------   --------   --------
Income (loss) before income taxes........    (5,386)      1,624       2,206      1,735        435          4      4,777      1,152
Provision for (recovery of)
 income taxes............................    (2,540)       (354)        241        170        (74)      (196)       751       (121)
                                           --------    --------    --------   --------   --------   --------   --------   --------
Net income (loss)........................  $ (2,846)   $  1,978    $  1,965   $  1,565   $    509   $    200   $  4,026   $  1,273
                                           ========    ========    ========   ========   ========   ========   ========   ========
Net income (loss) per share
  Basic..................................  $  (0.15)   $   0.10    $   0.10   $   0.08   $   0.03   $   0.01   $   0.22   $   0.07
  Diluted................................  $  (0.15)   $   0.10    $   0.10   $   0.08   $   0.03   $   0.01   $   0.20   $   0.06
Shares used to compute basic
  net income (loss) per share............    19,524      19,378      19,294     19,215     19,081     18,923     18,499     18,375
Shares used to compute diluted
  net income (loss) per share............    19,524      19,860      19,963     19,858     19,991     19,807     19,784     19,817

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE:

Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS:

The information required by this item with respect to our directors and executive officers and the filing of reports under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from our 2001 Proxy Statement. The information for this item can be found under the captions, "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance of the Securities Exchange Act of 1934."

ITEM 11.  EXECUTIVE COMPENSATION:

The information required by this item is incorporated by reference from our 2001 Proxy Statement. The information for this item can be found under the caption, "Compensation and Other Information Concerning Officers."

ITEM 12.  SECURITY OWNERSHIP OF PRINCIPAL OWNERS AND MANAGEMENT:

The information required by this item is incorporated by reference from our 2001 Proxy Statement. The information for this item can be found under the caption, "Share Ownership by Our Directors, Officers and Principal Shareholders."

ITEM 13. SIGNIFICANT RELATIONSHIPS AND TRANSACTIONS WITH DIRECTORS, OFFICERS OR PRINCIPAL SHAREHOLDERS:

The information required by this item is incorporated by reference from our 2001 Proxy Statement. The information for this item can be found under the caption, "Transactions with our Directors, Officers and Principal Shareholders."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

(a) Documents filed with this report:

1.  Consolidated Financial Statements.

The following consolidated financial statements and related auditors' report are incorporated in Item 8 of this report.

 .   Auditors' Report.
 .   Consolidated Balance Sheets at March 31, 2001 and 2000.
 .   Consolidated Statements of Operations for the years ended March 31, 2001 and
    March 31, 2000, and for the ten months ended March 31, 1999.
 .   Consolidated Statements of Shareholders' Equity for the years ended March
    31, 2001 and March 31, 2000, and for the ten months ended March 31, 1999.
 .   Consolidated Statements of Cash Flows for the years ended March 31, 2001 and
    March 31, 2000, and for the ten months ended March 31, 1999.
 .   Notes to Consolidated Financial Statements
 .   Selected Quarterly Financial Information

2.  Consolidated Financial Statement Schedules.

    The schedule listed in the Consolidated Financial Statement Schedule Index is filed as part of this report on Form 10-K.

All other financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements and Notes thereto which are included herein.

3.  Exhibits.

The exhibits listed in the Exhibit Index are filed as a part of this report on Form 10-K.

(b) Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

The following authorized person has signed this report on our behalf, as required by Section 13 or 15(d) of the Securities Exchange Act of 1934.

                                       GENESIS MICROCHIP INCORPORATED

Date:  June 29, 2001                   By: /s/ Eric Erdman
                                           ------------------------
                                           Eric Erdman
                                           Chief Financial Officer and Secretary

This report has been signed by the following persons in the capacities and on the dates indicated as required by the Securities Exchange Act of 1934.

Name                                          Title                                         Date
----                                          -----                                         ---------------------
/s/ Alexander S. Lushtak
-------------------------------------
Alexander S. Lushtak                          Chairman                                      June 29, 2001

/s/ Amnon Fisher
-------------------------------------
Amnon Fisher                                  President and Chief Executive Officer         June 29, 2001

/s/ Eric Erdman
-------------------------------------
Eric Erdman                                   Chief Financial Officer and Secretary         June 29, 2001

/s/ James E. Donegan
-------------------------------------
James E. Donegan                              Director                                      June 29, 2001

/s/ George A. Duguay
-------------------------------------
George A. Duguay                              Director                                      June 29, 2001

/s/ Lawrence G. Finch
-------------------------------------
Lawrence G. Finch                             Director                                      June 29, 2001

/s/ Jeffrey Diamond
-------------------------------
Jeffrey Diamond                    Director                   June 29, 2001

                CONSOLIDATED FINANCIAL STATEMENT SCHEDULE INDEX

Schedule
 Number           Description
--------          -----------

  II              Valuation and Qualifying Accounts

               SCHEDULE  II - VALUATION AND QUALIFYING ACCOUNTS


------------------------------------------------------------------------------------------------
                                            Balance,      Charged to    Deductions     Balance,
                                          beginning of      Cost of                     end of
                                             period          Sales                      period
                                              $000          $  000         $000         $  000
------------------------------------------------------------------------------------------------
Inventory Obsolescence Reserve
------------------------------------------------------------------------------------------------
        March 31, 1999                         390               -            -            390
------------------------------------------------------------------------------------------------
        March 31, 2000                         390             550            -            940
------------------------------------------------------------------------------------------------
        March 31, 2001                         940           1,254          484          1,710
------------------------------------------------------------------------------------------------

                                 EXHIBIT INDEX

Exhibit
Number         Description
-------        -----------
21             Subsidiaries
23             Consent of KPMG, LLP dated June 29, 2001