Form 10-K405/A
period 2001-03-31
GENESIS MICROCHIP INC
filed 2001-07-30
CIK 1053782

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
(Mark one)
          [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of common shares held by non-affiliates at May 31, 2001 was approximately $513,023,000 based on the last reported sale price of our common shares on The Nasdaq National Market on that date of $27.29 per share. We had 19,782,321 common shares outstanding at May 31, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

None. This amendment to Form 10-K is being filed for the sole purpose of including the information required by Items 10 through 13 pursuant to General Instruction G(3)

     Statement regarding forward-looking information

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE:

Not applicable.

                                   PART III

ITEM 10  Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and any person who owns more than ten percent of our common shares to file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and with us. Based on our review of copies of forms and written representations, we believe that all of our officers, directors and greater than ten percent shareholders complied with all filing requirements applicable to them for the year ended March 31, 2001.


                       Directors and Executive Officers

The following table lists the names and positions held by each of our directors and executive officers as of June 30, 2001:

Name                                         Age    Position
----                                         ---    --------

Amnon Fisher.........................        53     President and Chief Executive Officer
Robert Bicevskis.....................        40     Chief Technology Officer
Tzoyao Chan..........................        48     Vice-President, Product Development
Eric Erdman..........................        43     Chief Financial Officer and Secretary
Anders Frisk.........................        45     Vice President, Marketing
Ken Murray...........................        50     Vice President, Human Resources
Matthew Ready........................        42     Vice President, Sales
Mohammad Tafazzoli...................        41     Vice President, Operations

Alexander S. Lushtak ................        62     Chairman of the Board
Jeffrey Diamond......................        48     Director
James E. Donegan.....................        55     Director
George A. Duguay ....................        48     Director
Lawrence G. Finch ...................        67     Director

Amnon Fisher joined Genesis as President and Chief Operating Officer in February 2000. He was appointed Chief Executive Officer in April 2000 and elected to our Board of Directors in August 2000. Before joining Genesis, Mr. Fisher served as Senior Vice President and General Manager of the Consumer Products Division of NeoMagic Corp. from 1998 to 2000. Mr. Fisher was Vice President and General Manager, Consumer Products Division of LSI Logic from 1991 to 1998. Mr. Fisher holds a M. Sc. in Electrical Engineering from City College of New York and a B. Sc. in Electrical Engineering from Israel Institute of Technology.

Robert Bicevskis joined Genesis in July 2000 as Vice President, Engineering and became Chief Technology Officer in April 2001. Prior to that he held senior engineering and design management positions with ATI Technologies, most recently as Director of Hardware Engineering. He has also served with National Semiconductor and Control Data in various software and hardware roles. Mr. Bicevskis holds a B.A.Sc. in Engineering Science and a M.A.Sc. in Electrical Engineering, both from the University of Toronto.

Tzoyao Chan joined Genesis as a result of the merger with Paradise Electronics. Dr.Chan joined Paradise Electronics in May 1997 as Vice President of Engineering and became Vice President of Product Development of Genesis Microchip in April 2001. Before Paradise, he was with Cirrus Logic as Director of Engineering, Advanced Products. Dr. Chan holds a Ph.D. degree from the University of Arizona (Electrical Engineering).

Eric Erdman has served as Chief Financial Officer since December 1997 and as Secretary since October 1995. He joined Genesis in July 1995 as Director, Finance and Administration, served as Vice President, Finance and Administration from July 1996 to May 1999, and as a Director from October 1995 to September 1996. Mr. Erdman holds a Bachelor of Mathematics degree from the University of Waterloo, and he is a member of the Canadian Institute of Chartered Accountants and of the American Institute of Certified Public Accountants.

Anders Frisk joined Genesis in March 2000. Prior to then, he served as Director of Technology Planning with Nokia from February 1998 to March 2000, and as PC Architecture Manager Fujitsu ICL Computers from April 1991 to January 1998. Mr. Frisk has served on the board of the Video Electronics Standards Association, or VESA, and chaired VESA's Monitor Committee for four years. Mr. Frisk holds a Master's degree in Electrical Engineering from Stockholm's Royal Institute of Technology.

Ken Murray joined Genesis in August 2000. Prior to then, he served as Vice President, Human Resources for Choridant Software (1999-2000), NeoMagic Corp. (1997-99), Akashic Memories Corp. (1990-97) and Domain Technology (1984-89). He has also worked in human resources and personnel management for Memorex (1975-
84) and ISS/Sperry-Univac (1973-75). Mr. Murray holds a B.S. degree in Business Administration from San Jose State University.

Matthew Ready joined Genesis in April 2000. Prior to then, he served as General Manager of the Global PC Business Unit for Brooks Technical Group from July 1997. Mr. Ready was Vice President of Worldwide Sales for Array Microsystems from September 1996 to June 1997 and Vice President Sales with OPTi Computer from March 1991 to August 1996. Mr. Ready holds a B.S. degree in Business Administration from San Jose State University.

Mohammad Tafazzoli has served as Vice President, Operations since June 2000. He was previously the Director of Operations at Genesis and joined the company as a result of the merger with Paradise Electronics. Prior to joining Paradise, Mr. Tafazzoli was a Senior Manager, Product Engineering for Cirrus Logic's Graphics Business Unit from October 1993 to March 1998. Mr. Tafazzoli holds a B.S.E.E. degree from San Jose State University.

Alexander S. Lushtak has served as Chairman since April 2001 and as a Director since May 1999. He is a founder of Paradise Electronics, Inc. and served as the Chairman of the Board of Directors of Paradise from 1996 until May 1999 when it merged with Genesis. From 1993 to 1996 he was the founder and Chairman of the Board of Directors of Accent Inc., a voice recognition company. Mr. Lushtak also serves on the Board of Directors of two private companies.

Jeffrey Diamond has served as a Director since April 2001. Prior to then, he served as an executive and consultant since the Genesis-Paradise merger of 1999. Prior to the merger, he served as a Director of Paradise Electronics from its inception in 1996 and served as CEO of Paradise Electronics from September 1998.

James E. Donegan has served as a Director since September 1997. Mr. Donegan has served as the Chairman of the Board, President and Chief Executive Officer of Sipex Corporation, a semiconductor company, since 1985. Mr. Donegan holds a B.A. degree from Villanova University.

George A. Duguay has served as a Director since May 1993. Mr. Duguay has served as the President and partner of Duguay and Ringler Corporate Services, which provides bookkeeping and corporate secretarial services, since May 1985.

Lawrence G. Finch has served as a Director since May 1999. He is a former Director of Paradise Electronics, and has been a venture capitalist and general partner of the general partner of various Sigma Partners funds since 1987. Mr. Finch is a director of Splash Technology Holdings and International Network Services.

ITEM 11    Compensation and Other Information Concerning Officers

Executive compensation

The following table contains information for the last three fiscal periods about compensation paid to our Chief Executive Officer and to our four other most highly compensated executive officers in our 2001 fiscal year. The data for fiscal years 2000 and 2001 include compensation for the entire fiscal years ended March 31. Data for fiscal period 1999 includes compensation for the ten months ended March 31, 1999.

                          Summary Compensation Table

                                                                                      Securities
                                                     Fiscal  Annual Compensation      Underlying      All Other
                                                             -------------------
Name and Principal Position                           Year       Salary     Bonus     Options (#)   Compensation
---------------------------
                                                     --------------------------------------------------------------
Amnon Fisher/(1)/..............................       2001     $ 258,333   $      -      175,000    $          -
      President and Chief Executive Officer           2000        41,667     75,000      400,000               -

Matthew Ready/(2)/.............................       2001       167,670     97,000      195,000               -
      Vice President, Sales

Anders Frisk/(3)/..............................       2001       200,000          -      110,000               -
      Vice President, Marketing                       2000        25,450    100,000      130,000               -

Mohammad Tafazzoli/(4)/........................       2001       161,461     24,000      107,000               -
      Vice President, Operations

Eric Erdman....................................       2001       132,267          -      130,000               -
      Chief Financial Officer and Secretary           2000       101,775     16,100       40,000               -
                                                      1999        73,667     79,334       22,500               -

__________________
(1) Mr. Fisher was appointed Chief Executive Officer in April 2000. He joined the company as Chief Operating Officer in February 2000.
(2)   Matthew Ready joined the company in April 2000.
(3)   Anders Frisk joined the company in March 2000.
(4) Mohammad Tafazzoli became an executive officer in June 2000. No information has been provided for previous fiscal years because he was not an executive officer at any time in those years.

Options granted in the year ended March 31, 2001

The following table contains information about stock option grants made during the year ended March 31, 2001 to our Chief Executive Officer and to our four other most highly compensated executive officers in fiscal 2001. No stock appreciation rights were granted to these individuals. The stock options were granted under our 1997 Employee Stock Option Plan, our 2000 Non-Statutory Stock Option Plan and our 2001 Non-Statutory Stock Option Plan. Those options have a maximum term of ten years, subject to earlier termination upon cessation of service.

                                         Individual grants

                                                                               Potential Realizable
                                         % of Total                              Value at Assumed
                             Number of    Options                             Annual Rates of Stock
                            Securities   Granted to                           Price Appreciation for
                            Underlying   Employees    Exercise                   Option Term/(1)/
                                                                              ----------------------
                              Options    in Fiscal      Price     Expiration
Name                        Granted (#)     Year      ($/Share)      Date        5%($)      10%($)
----                        --------------------------------------------------------------------------

Amnon Fisher...............      25,000       0.8 %    $  9.44     12/06/10    $  148,419    $  376,123
                                150,000       4.7         9.25     01/02/11       872,591     2,211,318
Matthew Ready..............     130,000       4.1        16.38     04/17/10     1,339,168     3,393,715
                                 15,000       0.5         9.44     12/06/10        89,051       225,674
                                 50,000       1.6         9.25     01/02/11       290,864       737,106
Anders Frisk...............      40,000       1.3        17.00     08/02/10       427,648     1,083,745
                                 20,000       0.6         9.44     12/06/10       118,735       300,899
                                 50,000       1.6         9.25     01/02/11       290,864       737,106
Mohammad Tafazzoli.........      12,000       3.8        17.50     04/25/10       132,068       334,686
                                 55,000       1.7        16.50     05/30/10       570,722     1,446,321
                                 15,000       0.5         9.44     12/06/10        89,051       225,674
                                 25,000       0.8         9.25     01/02/11       145,432       368,553
Eric Erdman................      80,000       2.5        17.50     04/25/10       880,452     2,231,239
                                 15,000       0.5         9.44     12/06/10        89,051       225,674
                                 35,000       1.1         9.25     01/02/11       203,605       515,974

-----------------
(1) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There is no assurance that the actual stock price appreciation over the option terms will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the common shares appreciates over the term of the option, no value will be realized from the option grants made to the executive officers.

Aggregate option exercises in the last fiscal year and fiscal year end option values

The following table contains information about option exercises for our Chief Executive Officer and our four other most highly compensated executive officers in the year ended March 31, 2001 and their option holdings as of March 31, 2001.

                                                        Number of Securities
                            Shares                     Underlying Unexercised     Value of Unexercised In-the-
                           Acquired                  Options At Fiscal Year End    money Options/SARs at the
                             Upon        Value                  (#)                  Fiscal Year End ($)(1)
                                                     -----------------------------------------------------------
Name                       Exercise     Realized     Exercisable   Unexercisable  Exercisable   Unexercisable
----                       -------------------------------------------------------------------------------------
Amnon Fisher............          -     $      -         166,666         408,334  $         -   $     115,563
Matthew Ready...........          -            -               -         195,000            -          41,838
Anders Frisk............          -            -          52,812         187,188            -          44,325
Mohammad Tafazzoli......      1,201       21,582           5,683         114,101       21,996          51,042
Eric Erdman.............          -            -          93,436         125,554      101,482          42,439

----------------
(1) The value of an in-the-money stock option represents the difference between the aggregate estimated fair market value of the underlying stock and the aggregate exercise price of the stock option. We have used the reported closing price of $9 15/16 per share on The Nasdaq National Market on March 30, 2001 as the estimated fair market value of our common shares.

          Compensation committee interlocks and insider participation

At no time since our formation have any of the members of our compensation committee served as officers or employees of us or any of our subsidiaries. An interlocking relationship does not exist between our board of directors or its compensation committee and the board of directors or compensation committee of any other company, nor did any interlocking relationships exist during the past fiscal year.

                           Compensation of directors

Directors who are not our employees receive $2,000 per quarter as a retainer, $1,000 for each meeting of the Board of Directors attended in person, $500 for each teleconference meeting of the Board of Directors attended and $500 for each committee meeting attended. Directors who are employees receive no separate compensation for services rendered as a director. All directors are reimbursed for reasonable expenses to attend meetings. Compensation paid to non-employee directors as retainers and as attendance fees for the year ended March 31, 2001 was $59,500.

Non-employee directors automatically receive stock options under the terms of the 1997 Non-Employee Stock Option Plan, and along with employee directors may receive stock options under the terms of our 2000 Non-Statutory Stock Option Plan and 2001 Non-Statutory Stock Option Plan.

ITEM 12    Ownership by our Directors, Officers and Principal Shareholders

The following table contains information about the beneficial ownership of our common shares as of June 30, 2001, for:

 .   each of our directors,
 .   our Chief Executive Officer and each of our four other most highly compensated executive officers during the fiscal year ended March 31, 2001,
 .   all of our directors and executive officers as a group, and
 .   all persons known by us to be beneficial owners of more than five percent of our outstanding shares.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities and Exchange Act of 1934 and the information is not necessarily indicative of beneficial ownership for any other purpose. Under Rule 13d-3 beneficial ownership includes any shares over which the individual or entity has voting power or investment power and any shares that the individual has the right to acquire within 60 days of June 30, 2001 through the exercise of any stock options. Unless indicated, each person or entity has sole voting and investment power over the shares shown as beneficially owned, or shares those powers with his or her spouse.

The number of options exercisable within 60 days of June 30, 2001 is shown in the first column of the table, and is included in the number of common shares beneficially owned shown in the second column.

The number and percentage of shares beneficially owned is computed on the basis of 20,288,444 common shares outstanding on June 30, 2001.

                                         Number of        Total
                                          Common        Number of    Percentage
                                          Shares         Common          of
                                         Issuable        Shares      Outstanding
                                        Pursuant to   Beneficially     Common
Beneficial Owner                          Options        Owned         Shares
----------------                      ------------------------------------------
State of Wisconsin Investment Board          -           1,779,600      8.4%
121 East Wilson Street
Madison, WI 53707

Firsthand Capital Management Inc.            -           1,337,700      6.3%
125 S Market Street,  Suite 1200
San Jose, CA 95113

Putnam Investment Management Inc.            -           1,146,699      5.4%
One Post Office Square
Boston, MA 02110

Directors and Executive Officers:
Alexander S. Lushtak(1)................ 45,416             145,416         *

Jeffrey Diamond/(2)/.........................       1,666     161,220       *
James E. Donegan.............................      16,250      16,250       *
George A. Duguay.............................      33,166      33,166       *
Lawrence G. Finch/(3)/.......................      28,750     435,409     2.1%
Amnon Fisher.................................     281,249     281,249     1.3%
Matthew Ready................................      84,582      84,582       *
Anders Frisk.................................     109,374     109,374       *
Mohammad Tafazzoli...........................      38,260      43,045       *
Eric Erdman..................................     133,509     135,509       *
All directors and executive officers as a
      group (13 persons).....................     917,270   1,636,792     7.7%

--------------
 *  Less than one percent


(1) Includes 100,000 common shares held by a trust established for the benefit of Mr. Lushtak and his family.
(2) Includes 159,554 common shares held by a trust established for the benefit of Mr. Diamond and his family.
(3) Includes 348,946 common shares held by Sigma Partners III, L.P. of which Mr. Finch is a general partner of the general partner. Mr. Finch disclaims beneficial ownership of these shares except to the extent of his proportional interest therein.

ITEM 13     Transactions with our Directors, Officers and Principal Shareholders

Silicon Video, Inc.

Paul M. Russo, our former Chairman, is the Chairman and Chief Executive Officer of Silicon Video, Inc., or SVI, a private company formed in July 2000.

We invested $2 million in SVI in July 2000. This investment was made by way of convertible debt. The debt was converted into shares at the same price at which SVI issued shares to third party investors. We also received warrants to purchase additional shares of SVI as part of this investment. In December 2000, SVI redeemed our initial shares for an amount equal to our initial investment. As a result, we now hold only warrants to purchase their shares.

We assigned a third-party contract to SVI and guaranteed their performance under that contract. SVI subcontracted portions of the remaining work under that contract back to us for which we billed them $800,000. In exchange for license fees we licensed SVI the technology used in that contract. SVI may commercialize that licensed technology outside of agreed markets. If they do this, they will pay us royalties on sales of their products that incorporate the licensed technology.

A copy of the agreement assigning the contract and licensing the technology was filed on November 14, 2000 with the Securities and Exchange Commission as
Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

We also sold products to SVI. The products were sold at normal trade prices and SVI's debt to us was secured by a bank guarantee. Total product sales to SVI in the fiscal year ended March 31, 2001 were $1.2 million.

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

                                       GENESIS MICROCHIP INCORPORATED

Date:  July 27, 2001                   By: /s/ Eric Erdman
                                           ------------------------
                                           Eric Erdman
                                           Chief Financial Officer and Secretary

This report has been signed by the following persons in the capacities and on the dates indicated as required by the Securities Exchange Act of 1934.

Name                                          Title                                         Date
----                                          -----                                         ---------------------
/s/ Alexander S. Lushtak
-------------------------------------
Alexander S. Lushtak                          Chairman                                      July 27, 2001

/s/ Amnon Fisher
-------------------------------------
Amnon Fisher                                  President and Chief Executive Officer         July 27, 2001

/s/ Eric Erdman
-------------------------------------
Eric Erdman                                   Chief Financial Officer and Secretary         July 27, 2001

/s/ James E. Donegan
-------------------------------------
James E. Donegan                              Director                                      July 27, 2001

/s/ George A. Duguay
-------------------------------------
George A. Duguay                              Director                                      July 27, 2001

/s/ Lawrence G. Finch
-------------------------------------
Lawrence G. Finch                             Director                                      July 27, 2001

/s/ Jeffrey Diamond
-------------------------------
Jeffrey Diamond                    Director                   July 27, 2001

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