Form 10-Q
period 2001-06-30
GENESIS MICROCHIP INC
filed 2001-08-14
CIK 1053782

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               -----------------

                                   FORM 10-Q

                                  (mark one)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

        There were 20,288,444 shares of the registrant's common shares issued and outstanding as of June 30, 2001.

                        GENESIS MICROCHIP INCORPORATED
                                   FORM 10-Q
                       THREE MONTHS ENDED JUNE 30, 2001

                                     Index


Item Number                                                                                       Page
-----------                                                                                       ----
Part I:  Financial Information
      Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets at March 31, 2001 and June 30, 2001                 3
           Condensed Consolidated Statements of Operations for the three month periods ended
              June 30, 2001 and June 30, 2000                                                        4
           Condensed Consolidated Statements of Cash Flows for the three month periods ended
              June 30, 2001 and June 30, 2000                                                        5
           Notes To Condensed Consolidated Financial Statements                                      6

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                          8

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk                           16

Part II: Other Information
      Item 1.  Legal Proceedings                                                                    16
      Item 2.  Changes in Securities                                                                 *
      Item 3.  Defaults Upon Senior Securities                                                       *
      Item 4.  Submission of Matters to a Vote of Security Holders                                   *
      Item 5.  Other Information                                                                     *
      Item 6.  Exhibits and Reports on Form 8-K                                                      *

Signature                                                                                           17

 * No information has been provided because this item is not applicable.

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                        GENESIS MICROCHIP INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollar amounts in thousands of U.S. dollars)

                                               ASSETS
                                                                             June 30,     March 31,
                                                                               2001          2001
                                                                           (unaudited)
                                                                           ---------------------------
 Current assets:
     Cash and cash equivalents                                                    $ 35,831   $ 32,827
     Accounts receivable trade, net of allowance for
      doubtful accounts of $111 at June 30 and $78 at March 31                      15,030     14,412
     Income taxes recoverable                                                          460      1,029
     Inventory                                                                      12,277     10,505
     Investment held for resale                                                      1,100      1,100
     Other                                                                           4,073      3,964
                                                                           ---------------------------
        Total current assets                                                        68,771     63,837
 Capital assets                                                                     10,512     10,406
 Deferred income taxes                                                               6,655      6,561
 Other                                                                                 653        642
                                                                           ---------------------------
           Total assets                                                           $ 86,591   $ 81,446
                                                                           ===========================

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                                                             $  5,148   $  6,851
     Accrued liabilities                                                             3,940      3,707
     Current portion of loans payable                                                   93         89
                                                                           ---------------------------
        Total current liabilities                                                    9,181     10,647
 Long-term liabilities:
     Loans payable                                                                     353        410
                                                                           ---------------------------
        Total liabilities                                                            9,534     11,057
 Shareholders' equity:
    Special shares:
    Authorized - 1,000,000,000 shares without par value
    Issued and outstanding - no shares at June 30 or March 31
    Common shares:
    Authorized - 1,000,000,000 shares without par value
    Issued and outstanding - 20,288,444 shares at June 30
    and 19,559,103 shares at March 31                                               79,660     74,619
    Additional paid in capital                                                       1,293      1,293
    Cumulative other comprehensive loss                                                (94)       (94)
    Deferred compensation                                                             (157)      (187)
    Deficit                                                                         (3,645)    (5,242)
                                                                           ---------------------------
        Total shareholders' equity                                                  77,057     70,389
                                                                           ---------------------------
           Total liabilities and shareholders' equity                             $ 86,591   $ 81,446
                                                                           ===========================

See accompanying notes to condensed consolidated financial statements.

                        GENESIS MICROCHIP INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    (dollar amounts in thousands of U.S. dollars, except per share amounts)
                                  (unaudited)


                                                                                Three months ended
                                                                               June 30,    June 30,
                                                                                   2001        2000
                                                                            ---------------------------
Revenues                                                                          $21,306      $12,812
Cost of revenues                                                                   11,445        4,354
                                                                            ---------------------------
Gross profit                                                                        9,861        8,458

Operating expenses:
   Research and development                                                         4,224        4,048
   Selling, general and administrative                                              4,216        3,189
                                                                            ---------------------------
      Total operating expenses                                                      8,440        7,237
                                                                            ---------------------------
Income from operations                                                              1,421        1,221
Interest income                                                                       354          514
                                                                            ---------------------------
Income before income taxes                                                          1,775        1,735
Provision for income taxes                                                            178          170
                                                                            ---------------------------
Net income                                                                        $ 1,597      $ 1,565
                                                                           ----------------------------

Earnings per share:
       Basic                                                                      $  0.08      $  0.08
       Diluted                                                                    $  0.08      $  0.08

Weighted average number of common shares outstanding (in thousands):

       Basic                                                                       19,719       19,215
       Diluted                                                                     21,244       19,858

See accompanying notes to condensed consolidated financial statements.

                        GENESIS MICROCHIP INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (dollar amounts in thousands of U.S. dollars)
                                  (unaudited)

                                                                               Three Months Ended
                                                                           June 30,         June 30,
                                                                             2001             2000
                                                                           ----------------------------
Cash flows from operating activities:
       Net income                                                                $ 1,597        $ 1,565
       Adjustments to reconcile net income to cash
         used in operating activities:
         Amortization                                                                699          1,005
         Stock compensation expense                                                   30             32
         Deferred income taxes                                                       (94)           (94)
       Change in operating assets and liabilities:
         Accounts receivable trade                                                  (618)        (1,571)
         Income taxes recoverable                                                    569              7
         Inventory                                                                (1,772)          (478)
         Other current assets                                                       (109)          (520)
         Accounts payable                                                         (1,703)           652
         Accrued liabilities                                                         233         (1,211)
                                                                           ----------------------------
                 Net cash used in operating activities                            (1,168)          (613)
Cash flows from investing activities:
       Additions to capital assets                                                  (937)          (369)
       Proceeds on disposal of capital assets                                        147              -
       Other, net                                                                    (26)            80
                                                                           ----------------------------
                 Cash used in investing activities                                  (816)          (289)
Cash flows from financing activities:
       Proceeds from issue of common shares, net of
         issue costs                                                               5,041            515
       Repayment of loans payable                                                    (56)           (60)
                                                                           ----------------------------
                 Net cash from financing activities                                4,985            455
Effect of currency translation on cash balances                                        3             (6)
                                                                           ----------------------------
Increase (decrease) in cash and cash equivalents                                   3,004           (453)
Cash and cash equivalents, beginning of period                                    32,827         42,942
                                                                           ----------------------------
Cash and cash equivalents, end of period                                         $35,831        $42,489
                                                                           ============================

    See accompanying notes to condensed consolidated financial statements.

                        GENESIS MICROCHIP INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Basis of presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles and according to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Consequently, they do not include all of the information and footnotes required by United States generally accepted accounting principles for a complete set of annual financial statements. These condensed financial statements should be read in conjunction with our financial statements and notes thereto for the year ended March 31, 2001 that are included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We believe that the accompanying financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, that are necessary for fair presentation of the results for the interim periods presented. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Per share information calculated on this basis is as follows (in thousands, except per share amounts):

                                                                   Three Months Ended
                                                                   June 30,   June 30,
                                                                     2001       2000
                                                               ---------------------------
Numerator:
       Net income                                                    $ 1,597      $ 1,565
                                                               ===========================

Denominator for basic earnings per share-
       Weighted average common shares outstanding                     19,719       19,215
                                                               ===========================

Basic earnings per share                                             $  0.08      $  0.08
                                                               ===========================

Denominator for diluted earnings per share-
       Weighted average common shares outstanding                     19,719       19,215
       Stock options                                                   1,525          643
                                                               ---------------------------
       Shares used in computing diluted earnings per share            21,244       19,858
                                                               ===========================

Diluted earnings per share                                           $  0.08      $  0.08
                                                               ===========================

3.  Segmented information

We operate and track our results in one operating segment. We design, develop and market integrated circuits that manipulate and process digital images. The target market is divided into two major categories; flat panel monitors and other.

                                                      Three Months Ended
                                                      June 30,   June 30,
                                                        2001       2000
                                                  --------------------------
Flat panel monitors                                   $17,525    $ 9,817
Other                                                   3,781      2,995
                                                  --------------------------
                                                      $21,306    $12,812
                                                  ==========================

Revenues from our unaffiliated customers by geographic region were as follows (in thousands):

                                                      Three Months Ended
                                                      June 30,   June 30,
                                                        2001       2000
                                                  ---------------------------
United States                                          $ 2,312       $ 1,848
Japan and Asia                                          18,424        10,349
Canada                                                     187           247
Rest of World                                              383           368
                                                  ---------------------------
                                                       $21,306       $12,812
                                                  ===========================

Net long-lived assets by country of location were as follows (in thousands):

                                                      June 30,   March 31,
                                                        2001        2001
                                                  --------------------------
United States                                          $ 4,837      $ 4,896
Canada                                                   6,228        6,052
                                                  --------------------------
                                                       $11,065      $10,948
                                                  ==========================

The following table shows the percentage of our revenue in each period that was derived from customers who individually accounted for more than 10% of revenue in that period:

                                                      Three Months Ended
                                                      June 30,   June 30,
                                                        2001       2000
                                                  ---------------------------
Customer A                                                13%          -
Customer B                                                10%          -
Customer C                                                 -          13%
Customer D                                                 -          12%

At June 30, 2001 two customers accounted for 12% and 11% of accounts receivable trade, respectively. At March 31, 2001, one customer represented 10% of accounts receivable trade.

4.   Recent accounting pronouncements

In prior years, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Hedging Activities" (SFAS No. 138"), which amended SFAS No. 133. The Company adopted SFAS No. 133 and SFAS No. 138 in the quarter ended June 30, 2001. Because the Company currently holds no derivative financial instruments and the Company does not currently engage in hedging activities, the adoption of SFAS No. 133 and SFAS No. 138 has had no impact on the Company's financial condition or results of operations.

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

Overview

We design, develop and market integrated circuits, or chips, that process digital video and graphic images. Our chips translate source video, graphics and digital images in order to be able to show them on various display systems such as flat panel computer monitors or digital televisions. We do not manufacture our chips. We procure them from third party manufacturers, such as Taiwan Semiconductor Manufacturing Corporation, and United Semiconductor Corporation.

Applications for our products include:
 .  flat panel computer monitors,
 .  digital CRT computer monitors,
 . consumer electronics applications, such as digital television and DVD, . digital projection systems, and
 . advanced image processing applications such as video editing, medical and security systems.


Results of operations

The following table shows unaudited statement of operations data for the three month periods ended June 30, 2001 and June 30, 2000, expressed as a percentage of revenues:

                                                   Three Months Ended
                                                  June 30,     June 30,
                                                    2001         2000
                                              -----------------------------
Revenues                                               100.0%       100.0%
Cost of revenues                                        53.7          34.0
                                              -----------------------------
Gross profit                                            46.3          66.0

Operating expenses:
   Research and development                             19.8          31.6
   Selling, general and administrative                  19.8          24.9
                                              -----------------------------
     Total operating expenses                           39.6          56.5
                                              -----------------------------
Income from operations                                   6.7           9.5
Interest and other income                                1.6           4.0
                                              -----------------------------
Income before income taxes                               8.3          13.5
Provision for income taxes                               0.8           1.3
                                              -----------------------------
Net income                                               7.5%         12.2%
                                              =============================


Revenues: Revenues for the three months ended June 30, 2001 increased to $21.3 million from $12.8 million in the three months ended June 30, 2000, an increase of 66.3%. This resulted from an increase in units shipped offset in part by a decline in average selling prices. The company expects that revenues in the 2002 fiscal year will continue to be dominated by shipments of its products into the flat-panel monitor market. As a result of the timing of the introduction of new products, the expected growth of the flat-panel monitor market due to reductions in retail prices of flat-panel monitors and potential seasonal factors in that market's growth, the company is now targeting revenue growth of 16 percent to 20 percent for the September 2001 quarter over the June quarter. For the December quarter, the company expects revenues in the range of $25.0 to $25.5 million. For the March 2002 quarter the company expects that seasonal factors will result in single-digit sequential revenue growth.

Gross Profit. Gross profit for the three months ended June 30, 2001 increased to $9.9 million from $8.5 million in the three months ended June 30, 2000. As a percentage of revenues, gross profit represented 46.3% of revenues in the three months ended June 30, 2001, down from 66.0% of revenues in the three months ended June 30, 2000. The decrease in gross profit percentage in 2001 over 2000 was primarily attributable to a different mix of products sold, with the newer products generally having lower average gross margins, and as a result of our pricing strategy for further increasing our share of the flat panel computer monitor market. The company expects gross margins for the balance of the fiscal year to be in the range of 46% to 47% of revenues.

Research and Development. Research and development expenses include costs associated with research and development personnel, development tools and prototyping costs. Research and development expenses for the three months ended June 30, 2001 increased to $4.2 million from $4.0 million in the three months ended June 30, 2000. These expenses represented 19.8% of revenues in the 2001 period and 31.6% of revenues in the 2000 period.

We expect to continue to make substantial investments in our research and development activities and anticipate that the dollar amount of research and development expenses will continue to increase in the longer term. The decrease in research and development expenses as a percentage of revenues is a result of the increase in revenues from the previous period.

Selling, General and Administrative. Selling, general and administrative expenses consist of personnel and related overhead costs for selling, marketing, customer support, finance, human resources and general management functions and of commissions paid to regional sales representatives. Selling, general and administrative expenses were $4.2 million in the three months ended June 30, 2001 and $3.2 million in the three months ended June 30, 2000. These expenses represented 19.8% of revenues in the 2001 period and 24.9% of revenues in the 2000 period.

The dollar increase in 2001 from 2000 in selling, general and administrative expenses reflects increased personnel costs related to increased administrative, marketing, selling and customer support personnel, continued expansion of our international operations, and an increase in the number of demonstration boards built as part of our marketing strategy for new product introduction. The decrease in selling, general and administrative expenses as a percentage of revenues results from the increase in revenues from the previous period.

Total Operating Expenses. Total operating expenses for the three months ended June 30, 2001 increased to $8.4 million from $7.2 million in the three months ended June 30, 2000, for the reasons described above. With revenue growth now stronger than previously expected, the company now plans to increase spending in selling and customer support activities. Consequently, the company now plans operating expenses to average between $8.8 and $9.0 million per quarter for the balance of the fiscal year.

Interest Income. Interest income in the three months ended June 30, 2001 was $354,000, compared with $514,000 in the three months ended June 30, 2000. The decline in interest income resulted from lower average cash balances and a decline in prevailing interest rates. Future interest income will depend on the amount of funds available to invest and on future interest rates.

Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2001, is calculated based on our expected effective tax rate for the entire fiscal year. We have investment tax credits and non-capital losses available to reduce taxes payable or taxable income. Future income taxes will depend on our effective tax rates and the distribution of taxable income between taxation jurisdictions. The company is targeting a longer-term effective income tax rate of approximately 20%.

Liquidity and capital resources

Cash and cash equivalents were $35.8 million at June 30, 2001. Net cash used in operations for the three months ended June 30, 2001, was $1.2 million. Prior to changes in operating assets and liabilities, cash of $2.2 million was generated for the three months ended June 30, 2001.

Net cash used in investing activities was $0.8 million in the three months ended June 30, 2001, primarily due capital spending.

Continued expansion of our business may require higher levels of capital equipment purchases. We have no significant capital spending or purchase commitments other than purchase commitments made in the ordinary course of business.

Net cash provided by financing activities in the three months ended June 30, 2001 was $5.0 million. This was a result of funds received for the purchase of shares under the terms of our stock option plans, offset by our repayment of indebtedness of $0.1 million.

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

For the three months ended June 30, 2001, a substantial portion of our revenues were derived from sales to customers in the flat panel computer monitor market. This and other potential markets may not develop as expected, which would harm our business.

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

We do not have our own fabrication facilities, assembly or testing operations. Instead, we rely on others to fabricate, assemble and test all of our products. We have our products manufactured by United Semiconductor Corporation and Taiwan Semiconductor Manufacturing Corporation. No single product is purchased from more than one supplier. There are many risks associated with our dependence upon outside manufacturing, including:

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

All of our outside foundries and most of our third party assembly and test subcontractors are located in Taiwan, which is an area susceptible to earthquakes. In addition, some of our significant customers are located in Taiwan. Damage caused by earthquakes in Taiwan may result in shortages in water or electricity or transportation which could limit the production capacity of our outside foundries and the ability of subcontractors to provide assembly and test services. Any reduction in production capacity or the ability to provide assembly and test services could cause delays or shortages in our product supply, which would harm our business. Customers located in Taiwan were responsible for 50.5% of our product revenue for the three months ended June 30, 2001. If the facilities or equipment of these customers are damaged by future earthquakes, they could reduce their purchases of our products, which would harm our business. In addition, the operations of suppliers to our outside foundries and our Taiwanese customers could be disrupted by future earthquakes, which could in turn harm our business by resulting in shortages in our product supply or reduced purchases of our products.

A large percentage of our revenues come from sales to a small number of large customers

The markets for our products are highly concentrated. Our sales are derived from a limited number of customers. Sales to our largest five customers accounted for 37.7% of our revenues for the three months ended June 30, 2001. We expect that a small number of customers will continue to account for a large amount of our revenues. All of our sales are made on the basis of purchase orders rather than long-term agreements so that any customer could cease purchasing products at any time without penalty. The decision by any large customer to decrease or cease using our products would harm our business.

We do not have long-term commitments from our customers, and we allocate resources based on estimates of customer demand.

Our sales are made on the basis of purchase orders rather than long-term purchase commitments. In addition, our customers may cancel or defer purchase orders for reasons outside our control, such as supply constraints for other components incorporated into their products or errors in their forecast of demand for their products. We manufacture our products according to both our estimates of customer demand and our customers' forecasts of their demand. This process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate customer demand or if our customers overestimate the demand for their products, we may allocate resources to manufacturing products which we may not be able to sell. As a result, we would have excess inventory, which would increase our losses. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity is unavailable, we would forego revenue opportunities, lose market share and damage our customer relationships.

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

A large percentage of our revenues will come from sales outside of North America, which creates additional business risks

A large portion of our revenues will come from sales to customers outside of North America, particularly to equipment manufacturers located in Japan and other parts of Asia. For the three months ended June 30, 2001 sales to regions outside of North America amounted to 88% of revenues. These sales are subject to numerous risks, including:

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. This litigation is widespread in the high-technology industry and is particularly prevalent in the semiconductor industry, where a number of companies aggressively use their patent portfolios by bringing numerous infringement claims. In addition, in recent years, there has been an increase in the filing of so-called "nuisance suits" alleging infringement of intellectual property rights, which pressure defendants into entering settlement arrangements to quickly dispose of such suits, regardless of their merits. We may become a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. For example, we are currently defending claims brought against us by Silicon Image, Inc. as described in Part II of this Form 10-Q.

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

We carry out a significant portion of our operations in Canada. Although virtually all our revenues and costs of revenues are denominated in U.S. dollars, a substantial portion of our operating expenses are denominated in Canadian dollars. Accordingly, our operating results are affected by changes in the exchange rate between the Canadian and U.S. dollars. Any future strengthening of the Canadian dollar against the US dollar could negatively impact our operating results by increasing our operating expenses in U.S. dollars. We do not presently engage in any hedging or other transactions intended to manage the risks relating to foreign currency exchange rate fluctuations, other than natural hedges that occur as a result of holding both Canadian dollar denominated assets and Canadian dollar denominated liabilities. We may in the future undertake hedging or other such transactions if management determines that it is necessary to offset exchange rate risks. Based on our overall currency rate exposure at June 30, 2001 a near-term 10% appreciation or depreciation would not have a material effect on our operating results or financial condition.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 24, 2001, Silicon Image, Inc. filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Virginia. They simultaneously filed a complaint before the International Trade Commission in Washington, D.C. The complaint and suit allege that all of our products which contain digital receivers infringe on various claims of one of their patents. We believe the lawsuit and the complaint are baseless and without merit and we intend to vigorously defend our position. The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with them.

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


                                        GENESIS MICROCHIP INCORPORATED



                                        By:  /s/ I. ERIC ERDMAN
                                        ---------------------------------
                                        I. Eric Erdman
                                        Chief Financial Officer & Secretary

                                        (Authorized Officer &
                                        Principal Financial Officer)
Date:  August 14, 2001