Form 10-Q
period 2001-09-30
GENESIS MICROCHIP INC
filed 2001-10-22
CIK 1053782

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q

                                   (mark one)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

There were 20,983,584 shares of the registrant's common shares issued and outstanding as of September 30, 2001.

                         GENESIS MICROCHIP INCORPORATED
                                    FORM 10-Q
                      THREE MONTHS ENDED SEPTEMBER 30, 2001

                                      Index

Item Number                                                                                       Page
-----------                                                                                       ----
Part I:  Financial Information

      Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets at September 30, 2001 and March 31, 2001            1
           Condensed Consolidated Statements of Operations for the three and six month
              periods ended September 30, 2001 and September 30, 2000                                2
           Condensed Consolidated Statements of Cash Flows for the six month periods ended
              September 30, 2001 and September 30, 2000                                              3
           Notes To Condensed Consolidated Financial Statements                                      4

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                            6

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk                           15

Part II: Other Information

      Item 1.  Legal Proceedings                                                                    15
      Item 2.  Changes in Securities                                                                 *
      Item 3.  Defaults Upon Senior Securities                                                       *
      Item 4.  Submission of Matters to a Vote of Security Holders                                  15
      Item 5.  Other Information                                                                     *
      Item 6.  Exhibits and Reports on Form 8-K                                                     15

Signature                                                                                           16

 * No information has been provided because this item is not applicable.

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                         GENESIS MICROCHIP INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollar amounts in thousands of U.S. dollars)

                               ASSETS
                                                                               September 30,   March 31,
                                                                                   2001          2001
                                                                                (unaudited)
                                                                               -------------------------
 Current assets:
     Cash and cash equivalents                                                    $ 57,344      $ 32,827
     Accounts receivable trade, net of allowance for doubtful accounts
      of $341 at September 30 and $78 at March 31                                   17,246        14,412
     Income taxes recoverable                                                          438         1,029
     Inventory                                                                       7,638        10,505
     Investment held for resale                                                      1,100         1,100
     Other                                                                           4,373         3,964
                                                                               -------------------------
        Total current assets                                                        88,139        63,837
 Capital assets                                                                     10,544        10,406
 Deferred income taxes                                                               6,145         6,561
 Other                                                                                 687           642
                                                                               -------------------------
           Total assets                                                           $105,515      $ 81,446
                                                                               =========================
                 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
    Accounts payable                                                              $  3,832      $  6,851
    Accrued liabilities                                                              3,930         3,707
    Current portion of loans payable                                                    90            89
                                                                               -------------------------
        Total current liabilities                                                    7,852        10,647
 Long-term liabilities:
    Loans payable                                                                      319           410
                                                                                  --------      --------
        Total liabilities                                                            8,171        11,057
 Shareholders' equity:
    Special shares:
      Authorized - 1,000,000,000 shares without par value
      Issued and outstanding - no shares at September 30 or March 31
    Common shares:
      Authorized - 1,000,000,000 shares without par value
      Issued and outstanding - 20,983,584 shares at September 30 and
      19,559,103 shares at March 31                                                 93,285        74,619
    Additional paid in capital                                                       1,293         1,293
    Cumulative other comprehensive loss                                                (94)          (94)
    Deferred compensation                                                             (127)         (187)
    Retained earnings (deficit)                                                      2,987        (5,242)
                                                                               -------------------------
        Total shareholders' equity                                                  97,344        70,389
                                                                               -------------------------
           Total liabilities and shareholders' equity                             $105,515      $ 81,446
                                                                               =========================

See accompanying notes to condensed consolidated financial statements.

                         GENESIS MICROCHIP INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     (dollar amounts in thousands of U.S. dollars, except per share amounts)
                                   (unaudited)

                                                      Three Months Ended           Six months ended
                                                     September   September       September    September
                                                     30, 2001    30, 2000        30, 2001     30, 2000
                                                    ---------------------------------------------------
Revenues                                             $ 36,137    $ 15,040        $ 57,443     $ 27,852
Cost of revenues                                       19,465       5,603          30,910        9,957
                                                    ---------------------------------------------------
Gross profit                                           16,672       9,437          26,533       17,895

Operating expenses:
   Research and development                             5,161       4,417           9,385        8,465
   Selling, general and administrative                  4,538       3,553           8,754        6,742
                                                    ---------------------------------------------------
      Total operating expenses                          9,699       7,970          18,139       15,207
                                                    ---------------------------------------------------
Income from operations                                  6,973       1,467           8,394        2,688
Interest income                                           399         739             753        1,253
                                                    ---------------------------------------------------
Income before income taxes                              7,372       2,206           9,147        3,941
Provision for income taxes                                740         241             918          411
                                                    ---------------------------------------------------
Net income                                           $  6,632    $  1,965        $  8,229     $  3,530
                                                    ===================================================

Earnings per share:
       Basic                                         $   0.32    $   0.10        $   0.41     $   0.18
       Diluted                                       $   0.29    $   0.10        $   0.37     $   0.18

Weighted average number of common shares outstanding (in thousands):
       Basic                                           20,697      19,298          20,211       19,241
       Diluted                                         22,617      19,963          22,024       19,902

See accompanying notes to condensed consolidated financial statements.

                         GENESIS MICROCHIP INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (dollar amounts in thousands of U.S. dollars)
                                   (unaudited)

                                                                                     Six Months Ended
                                                                                  September     September
                                                                                  30, 2001      30, 2000
                                                                                 ------------------------
Cash flows from operating activities:
       Net income                                                                 $  8,229      $  3,530
       Adjustments to reconcile net income to cash
         used in operating activities:
         Amortization                                                                1,418         2,032
         Loss (gain) on sale of capital assets                                           2          (140)
         Stock compensation expense                                                     60            50
         Deferred income taxes                                                         356          (207)
       Change in operating assets and liabilities:
         Accounts receivable trade                                                 (2,834)        (5,470)
         Income taxes recoverable                                                      651          (124)
         Inventory                                                                   2,867        (2,412)
         Other current assets                                                         (409)       (1,494)
         Accounts payable                                                           (3,019)         (906)
         Accrued liabilities                                                           223        (2,385)
                                                                                 ------------------------
            Net cash provided by (used in) operating activities                      7,544        (7,526)
Cash flows from investing activities:
       Additions to capital assets                                                  (1,678)       (2,700)
       Proceeds on disposal of capital assets                                          147         1,320
       Other, net                                                                      (72)       (1,941)
                                                                                 ------------------------
                 Cash used in investing activities                                  (1,603)       (3,321)
Cash flows from financing activities:
       Proceeds from issue of common shares, net of
         issue costs                                                                18,666         1,403
       Repayment of loans payable                                                      (93)          (90)
                                                                                 ------------------------
                 Net cash from financing activities                                 18,573         1,313
Effect of currency translation on cash balances                                          3           (12)
                                                                                 ------------------------
Increase (decrease) in cash and cash equivalents                                    24,517        (9,546)
Cash and cash equivalents, beginning of period                                      32,827        42,942
                                                                                 ------------------------
Cash and cash equivalents, end of period                                          $ 57,344      $ 33,396
                                                                                 ========================

See accompanying notes to condensed consolidated financial statements.

                         GENESIS MICROCHIP INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Basis of presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles and according to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Consequently, they do not include all of the information and footnotes required by United States generally accepted accounting principles for a complete set of annual financial statements. These condensed financial statements should be read in conjunction with our financial statements and notes thereto for the year ended March 31, 2001 that are included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We believe that the accompanying financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, that are necessary for fair presentation of the results for the interim periods presented. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Per share information calculated on this basis is as follows (in thousands, except per share amounts):

                                                                        Three Months Ended             Six Months Ended
                                                                   September 30,  September 30,  September 30,  September 30,
                                                                        2001           2000           2001           2000
                                                                  ----------------------------- -----------------------------
Numerator:
       Net income                                                     $  6,632      $  1,965       $  8,229       $  3,530
                                                                  ============================= =============================
Denominator for basic earnings per share-
       Weighted average common shares outstanding                       20,697        19,298         20,211         19,241
                                                                  ============================= =============================

Basic earnings per share                                              $   0.32      $   0.10       $   0.41       $   0.18
                                                                  ============================= =============================
Denominator for diluted earnings per share-
       Weighted average common shares outstanding                       20,697        19,298         20,211         19,241
       Stock options and warrants                                        1,920           665          1,813            661
                                                                  ----------------------------- -----------------------------
       Shares used in computing diluted earnings per share              22,617        19,963         22,024         19,902
                                                                  ============================= =============================

Diluted earnings per share                                            $   0.29      $   0.10       $   0.37       $   0.18
                                                                  ============================= =============================

3.  Segmented information

We operate and track our results in one operating segment. We design, develop and market integrated circuits that manipulate and process digital images. The target market is divided into two major categories; flat panel monitors and other.

                               Three Months Ended          Six Months Ended
                             September   September      September     September
                             30, 2001     30, 2000      30, 2001      30, 2000
                         -------------------------------------------------------
Flat panel monitors            $32,488      $ 9,334       $50,013       $19,151
Other                            3,649        5,706         7,430         8,701
                         -------------------------------------------------------
                               $36,137      $15,040       $57,443       $27,852
                         =======================================================

Revenues from our unaffiliated customers by geographic region were as follows (in thousands):

                                Three Months Ended          Six Months Ended
                              September    September     September     September
                              30, 2001     30, 2000      30, 2001      30, 2000
                         -------------------------------------------------------
United States                  $ 1,630      $ 3,342       $ 3,942       $ 5,190
Japan and Asia                  33,733       10,226        52,157        20,575
Canada                             515          465           702           712
Rest of World                      259        1,007           642         1,375
                         -------------------------------------------------------
                               $36,137      $15,040       $57,443       $27,852
                         =======================================================

Net long-lived assets by country of location were as follows (in thousands):

                                                        September      March 31,
                                                        30, 2001         2001
                                                      --------------------------
United States                                            $ 4,700       $ 4,896
Canada                                                     6,431         6,052
                                                      --------------------------
                                                         $11,131       $10,948
                                                      ==========================

The following table shows the percentage of our revenues in each period that was derived from customers who individually accounted for more than 10% of revenues in that period:

                               Three Months Ended          Six Months Ended
                            September     September      September     September
                            30, 2001      30, 2000       30, 2001      30, 2000
                         -------------------------------------------------------
Customer A                    21%             -            18%              -
Customer B                    12%             -             -               -
Customer C                    11%             -             -               -
Customer D                    10%             -            10%              -
Customer E                     -              -             -              10%

The following table shows customers accounting for more than 10% of accounts receivable trade at September 30, 2001 and March 31, 2001:

                                                       September      March 31,
                                                       30, 2001         2001
                                                      --------------------------
Customer A                                                27%              -
Customer B                                                15%             10%
Customer C                                                13%              -
Customer D                                                10%              -

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

Results of operations

The following table shows unaudited statement of operations data for the three month and six month periods ended September 30, 2001 and September 30, 2000, expressed as a percentage of revenues:

                                                          Three months ended             Six months ended
                                                  ------------------------------------------------------------
                                                       September      September      September      September
                                                       30, 2001       30, 2000       30, 2001       30, 2000
                                                  ------------------------------------------------------------
Revenues                                                  100.0%         100.0%         100.0%         100.0%
Cost of revenues                                           53.9           37.3           53.8           35.8
                                                  ------------------------------------------------------------
Gross profit                                               46.1           62.7           46.2           64.2

Operating expenses:
   Research and development                                14.3           29.4           16.4           30.4
   Selling, general and administrative                     12.5           23.6           15.2           24.2
                                                  ------------------------------------------------------------
     Total operating expenses                              26.8           53.0           31.6           54.6
                                                  ------------------------------------------------------------
Income from operations                                     19.3            9.8           14.6            9.6
Interest                                                    1.1            4.9            1.3            4.5
                                                  ------------------------------------------------------------
Income before income taxes                                 20.4           14.7           15.9           14.1
Provision for income taxes                                  2.0            1.6            1.6            1.5
                                                  ------------------------------------------------------------
Net income                                                 18.4%          13.1%          14.3%          12.7%
                                                  ============================================================

Three months ended September 30, 2001

Revenues. Revenues for the three months ended September 30, 2001 increased to $36.1 million from $15.0 million in the three months ended September 30, 2000, an increase of 140.3%. This resulted from a significant increase in units shipped offset in part by a decline in average selling prices. We expect that revenues in the 2002 fiscal year will continue to be dominated by shipments of products into the flat-panel monitor market and continue to see strength in the market going forward. However, given the current uncertain economic environment, we are targeting revenue in the December quarter to be at least the same as the September quarter.

Gross Profit. Gross profit for the three months ended September 30, 2001 increased to $16.7 million from $9.4 million in the three months ended September 30, 2000. As a percentage of revenues, gross profit represented 46.1% of revenues in the three months ended September 30, 2001, down from 62.7% of revenues in the three months ended September 30, 2000. The decrease in gross profit percentage in 2001 over 2000 was primarily attributable to a different mix of products sold, with the newer products generally having lower average gross margins, and as a result of our pricing strategy for further increasing our share of the flat panel computer monitor market. We expect gross margins for the December quarter to decrease to approximately 45% as a result of price discounts associated with higher volumes.

Research and Development. Research and development expenses include costs associated with research and development personnel, development tools and prototyping costs. Research and development expenses for the three months ended September 30, 2001 increased to $5.2 million from $4.4 million in the three months ended September 30, 2000. These expenses represented 14.3% of revenues in the 2001 period and 29.4% of revenues in the 2000 period. The decrease in research and development expenses as a percentage of revenues is a result of the increase in revenues from the previous period.

We expect to continue to make substantial investments in our research and development activities and anticipate that the dollar amount of research and development expenses will continue to increase in the longer term.

Selling, General and Administrative. Selling, general and administrative expenses consist of personnel and related overhead costs for selling, marketing, customer support, finance, human resources and general management functions and of commissions paid to regional sales representatives. Selling, general and administrative expenses were $4.5 million in the three months ended September 30, 2001 and $3.6 million in the three months ended September 30, 2000. These expenses represented 12.5% of revenues in the 2001 period and 23.6% of revenues in the 2000 period.

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

Total Operating Expenses. Total operating expenses for the three months ended September 30, 2001 increased to $9.7 million from $8.0 million in the three months ended September 30, 2000, for the reasons described above. We expect total operating expenses to remain similar to current levels for the remainder of the fiscal year.

Interest Income. Interest income in the three months ended September 30, 2001 was $399,000, compared with $739,000 in the three months ended September 30, 2000. The decline in interest income resulted primarily from a decline in prevailing interest rates. Future interest income will depend on the amount of funds available to invest and on future interest rates.

Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2001, is calculated based on our expected effective tax rate for the entire fiscal year. We have investment tax credits and non-capital losses available to reduce taxes payable or taxable income. Future income taxes will depend on our effective tax rates and the distribution of taxable income between taxation jurisdictions.

Six months ended September 30, 2001

Revenues. Revenues for the six months ended September 30, 2001 increased to $57.4 million from $27.9 million in the six months ended September 30, 2000, an increase of 106.2%. This resulted from a significant increase in units shipped offset in part by a decline in average selling prices.

Gross Profit. Gross profit for the six months ended September 30, 2001 increased to $26.5 million from $17.9 million in the six months ended September 30, 2000. As a percentage of revenues, gross profit represented 46.2% of revenues in the six months ended September 30, 2001, down from 64.2% of revenues in the three months ended September 30, 2000. The decrease in gross profit percentage in 2001 over 2000 was primarily attributable to a different mix of products sold, with the newer products generally having lower average gross margins, and as a result of our pricing strategy for further increasing our share of the flat panel computer monitor market.

Research and Development. Research and development expenses for the six months ended September 30, 2001 increased to $9.4 million from $8.5 million in the six months ended September 30, 2000. These expenses represented 16.4% of revenues in the 2001 period and 30.4% of revenues in the 2000 period. The decrease in research and development expenses as a percentage of revenues is a result of the increase in revenues from the previous period.

Selling, General and Administrative. Selling, general and administrative expenses were $8.8 million in the six months ended September 30, 2001 and $6.7 million in the six months ended September 30, 2000. These expenses represented 15.2% of revenues in the 2001 period and 24.2% of revenues in the 2000 period.

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

Interest Income. Interest income in the six months ended September 30, 2001 was $753,000, compared with $1.2 million in the six months ended September 30, 2000. The decline in interest income resulted primarily from a decline in prevailing interest rates.

Provision for Income Taxes. The provision for income taxes for the six months ended September 30, 2001, is calculated based on our expected effective tax rate for the entire fiscal year.

Liquidity and capital resources

Cash and cash equivalents were $57.3 million at September 30, 2001. Net cash provided by operations for the six months ended September 30, 2001, was $7.5 million. Prior to changes in operating assets and liabilities, cash of $10.1 million was generated for the six months ended September 30, 2001.

Net cash used in investing activities was $1.6 million in the six months ended September 30, 2001, primarily due to capital spending.

Net cash provided by financing activities in the six months ended September 30, 2001 was $18.6 million. This was a result of funds received for the purchase of shares under the terms of our stock option plans, offset by our repayment of indebtedness of $0.1 million.

We have signed an agreement for the acquisition of Sage, Inc. ("Sage"). Subject to the satisfaction of the conditions set forth in that agreement, (i) the Company will form a new parent corporation under Delaware law, (ii) each outstanding share of common stock of the Company will be exchanged for 1 share of common stock of the new Delaware parent, and (iii) each outstanding share of common stock of Sage will be exchanged for 0.571 share of common stock of the new Delaware parent. We expect those transactions to be effected in the fiscal quarter ending March 31, 2002. The shares issued to the former shareholders of Sage are expected to represent approximately 27% of the post-issuance shares outstanding of the new parent. In addition, the Company expects that it will incur costs of approximately $5.7 million to effect the foregoing transactions, as well as additional costs of approximately $0.4 million associated with integrating the businesses and operations of the Company and Sage.

Continued expansion of our business may require higher levels of capital equipment purchases. Other than as set forth above, we have no significant capital spending or purchase commitments other than purchase commitments made in the ordinary course of business.

We believe that our existing cash balances together with any cash generated from our operations will be sufficient to meet our capital requirements on a short-term basis, including our requirements in connection with the acquisition of Sage and the related formation of a new parent company.

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

Factors that may affect future operating results

The following factors may have a harmful impact on our business:

Our success will depend on demand for flat panel display applications and other display applications.

Our ability to generate increased revenues will depend on the growth of the demand for flat panel display applications. This industry is at an early stage of development. Our continued growth will also depend upon demand for other display applications, including digital CRT monitors, and for other consumer electronics, such as home theater, DVD, flat screen and digital television, and HDTV. Moreover, our ability to generate increased revenues is dependent on consumer willingness to adopt flat panel displays instead of traditional CRT monitors. Presently, flat panel display technology competes directly with the dominant, industry standard CRT technology. The potential number of display applications and the timing of their development is uncertain and will depend in particular upon:

   .  a significant reduction in the costs of products;

   .  the availability of components such as LCDs required by such products; and

   .  the emergence of competing technologies.

A substantial portion of our revenues is currently derived from sales to customers for flat panel display applications. These and other potential applications may not develop as expected, which would harm our business.

Our products may not be accepted for flat panel display applications and other emerging applications.

Our success in the industry for flat panel display applications, as well as digital CRTs, home theater, DVD, flat panel and digital television, HDTV and other applications will depend upon the extent to which manufacturers of those products incorporate our integrated circuits into their products. Our ability to sell products for these applications will depend upon demand for the functionality provided by our products. The failure of our products to be accepted in flat panel display applications in particular would harm our business.

We must develop new products and enhance our existing products to meet OEM design requirements and design cycles.

We must develop new products and enhance our existing products with improved technologies to meet rapidly evolving customer requirements and industry standards. We need to design products for customers that continually require higher functionality at lower costs. This requires us to continue to add features to our products. The development process for these advances is lengthy and will require us to accurately anticipate technological innovations and market trends. Any new products or product enhancements may not be accepted in new or existing markets. If we fail to effectively develop and introduce new products or product enhancements, that failure will harm our business.

In addition, as customer requirements and industry standards evolve, we may incur charges related to excess and obsolete inventory. In this regard, in our March 2001 quarter we incurred costs of $5.5 million attributable a write-down of prior-generation products and initial low manufacturing yield associated with one of our new products.

Likewise, we are developing consumer video products that are designed to conform to certain current video processing industry standards. However, there can be no assurance that manufacturers will continue to follow these standards or that more desirable standards will not emerge. The acceptance of our products also depends in part upon content providers developing and marketing content for end-user systems, such as video and audio playback systems, in a format compatible with our products. There can be no assurance that these or other factors beyond our control will not adversely affect the development of markets for our products.

We face intense competition and may not be able to compete effectively.

We compete with both large companies and start-up companies, including Macronix International Co., Ltd., Trumpion Microelectronics, Topro Technology Inc., SmartASIC, Philips Semiconductors, a division of Philips Electronics N.V., Pixelworks, Inc., Sage, Inc. (which we have recently entered into an agreement to acquire, as discussed above under "Liquidity and capital resources") and ST Microelectronics, Inc. Our business could be harmed by these existing competitors announcing or introducing new products. Also, we anticipate that as sales in the industry increase, our current customers may increase or initiate internal supply of their own products and competition from diversified electronic and semiconductor companies will intensify. The flat panel display product space in which we compete with many of these competitors is experiencing rapid growth. The rapid growth in display applications is likely to attract larger competitors, such as National Semiconductor Corp., Texas Instruments Inc., Analog Devices Inc. and other companies with significant patent portfolios and financial and operational resources to draw upon. We may not have adequate financial and operational resources available to compete effectively against these larger competitors. This increased competition could harm our business, by, for example, increasing pressure on our profit margins or causing us to lose customers or sales opportunities.

A large percentage of our revenues come from sales to a small number of large customers.

Our customers are large consumer electronics companies with tremendous purchasing power. Our sales are derived from a limited number of customers. Sales to our five largest customers accounted for 59.3% of our revenues for the three months ended September 30, 2001. Sales to each of Samsung Electronics Co., Ltd., Acer Communications and Multimedia, LG Electronics Inc. and AOC International/Top Victory Electronics accounted for greater than ten percent of our revenues for the three months ended September 30, 2001. We expect that a small number of customers will continue to account for a large amount of our revenues. All of our sales are made on the basis of purchase orders rather than long-term agreements so that any customer could cease purchasing products at any time without penalty. The decision by any large customer to decrease or cease using our products would harm our business.

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

We do not have our own fabrication facilities, assembly or testing operations. Instead, we rely on others to fabricate, assemble and test all of our products. No single product is purchased from more than one supplier. There are many risks associated with our dependence upon outside manufacturing, including:

   .  reduced control over manufacturing and delivery schedules of products;

   . potential political or environmental risks in the countries where the manufacturing facilities are located;

   .  reduced control over quality assurance;

   .  difficulty of management of manufacturing costs and quantities;

   .  lack of control over contracts for the manufacture of our products;

   .  potential lack of adequate capacity during periods of excess demand; and

   .  potential unauthorized use of intellectual property.

We depend upon outside manufacturers to fabricate silicon wafers on which our integrated circuits are imprinted. These wafers must be of acceptable quality and in sufficient quantity and the manufacturers must deliver them to assembly and testing subcontractors on time for packaging into final products. We have at times experienced delivery delays and long manufacturing lead times. These manufacturers fabricate, test and assemble products for other companies. We cannot be sure that our manufacturers will devote adequate resources to the production of our products or deliver sufficient quantities of finished products to us on time or at an acceptable cost. It might take some time to establish a strategic relationship with a new manufacturing partner. We might be unable to readily obtain an alternative source of supply for any of our products if this proves necessary. Any occurrence of these manufacturing difficulties could harm our business.

Our third-party wafer foundries, third-party assembly and test subcontractors and significant customers are located in an area susceptible to earthquakes.

All of our outside foundries and most of our third party assembly and test subcontractors are located in Taiwan, which is an area susceptible to earthquakes. In addition, some of our significant customers are located in Taiwan. Damage caused by earthquakes in Taiwan may result in shortages in water or electricity or transportation which could limit the production capacity of our outside foundries and the ability of subcontractors to provide assembly and test services. Any reduction in production capacity or the ability to provide assembly and test services could cause delays or shortages in our product supply, which would harm our business. Customers located in Taiwan were responsible for 40.9% of our product revenue for the three months ended September 30, 2001. If the facilities or equipment of our customers are damaged by future earthquakes, they could reduce their purchases of our products, which would harm our business. In addition, the operations of suppliers to our outside foundries and our Taiwanese customers could be disrupted by future earthquakes, which could in turn harm our business by resulting in shortages in our product supply or reduced purchases of our products.

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

Our sales cycle can result in uncertainty and delays in generating revenues.

Because our products are based on new technology and standards, a sales process, typically requiring several months, is often required before potential customers begin the technical evaluation of our products. It can take an additional several months before a customer commences volume shipments of systems that incorporate our products. However, even when a manufacturer decides to design our products into its systems, the manufacturer may never ship systems incorporating our products. Given our sales cycle, we experience a delay between the time we increase expenditures for research and development, sales and marketing efforts and inventory and the time we generate revenues, if any, from these expenditures. As a result, our business could be harmed if a significant customer reduces or delays orders or chooses not to release products incorporating our products.

Our business depends on relationships with industry leaders that are non-binding.

We work closely with leaders in the industry to design products with improved performance, cost and functionality. We typically commit significant research and development resources to such design activities. We often divert financial and personnel resources from other development projects to such design activities without entering into agreements obligating these industry leaders to continue the collaborative design project or to purchase the resulting products. The failure of an industry leader to complete development of a collaborative design project or to purchase the products resulting from such projects would have an immediate and serious impact on our business, financial condition and results of operations. Our inability to establish such relationships in the future would, similarly, harm our business.

A large percentage of our revenues come from sales outside of North America, which creates additional business risks.

A large portion of our revenues will come from sales to customers outside of North America, particularly to equipment manufacturers located in Japan and other parts of Asia. For the three months ended September 30, 2001 sales to regions outside of North America amounted to 94.1% of our revenues. We engage extensively in the international shipment of our products to our customers, who in turn use international shipments to varying degrees to make deliveries to their customers. These sales and shipments are subject to numerous risks, including:

   . fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers;

   . difficulties in maintaining sales representatives outside of the U.S. that are knowledgeable of the display applications industry, the video processing industry and our range of products;

   .  unexpected changes in regulatory requirements;

   .  longer payment periods;

   .  potentially adverse tax consequences;

   . difficulties related to design piracy of display and video processing technologies that may exist outside the U.S.;

   .  export license requirements;

   .  differing technology standards;

   .  political and economic instability; and

   .  unexpected changes in diplomatic and trade relationships.

To date, sales of our products have been denominated exclusively in U.S. dollars. An increase in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, potentially leading to a reduction in our revenues and profitability.

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

Our competitors may also be able to design around the licensed patents. The laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as the laws of the United States. There can be no assurance that the steps taken by us to protect our intellectual property rights will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

Others may bring infringement claims against us which could be time-consuming and expensive to defend.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. This litigation is widespread in the high-technology industry and is particularly prevalent in the semiconductor industry, where a number of companies aggressively use their patent portfolios by bringing numerous infringement claims. In addition, in recent years, there has been an increase in the filing of so-called "nuisance suits" alleging infringement of intellectual property rights, which pressure defendants into entering settlement arrangements to quickly dispose of such suits, regardless of their merits. We may become a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. For example, we are currently defending claims brought against it by Silicon Image, Inc. as described in Part II of this Form 10-Q.

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

We may not be able to retain the key personnel we need to succeed.

Competition for qualified management, engineering and technical employees is intense. As a result, employees could leave with little or no prior notice. We cannot assure you that we will be able to retain employees. If we cannot retain key employees, our business will be harmed.

General economic conditions may reduce our revenues and harm our business.

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Because of the recent economic slowdown in the United States and in Europe, many industries are delaying or reducing technology purchases. As a result, if economic conditions in the U.S. and Europe worsen or if a wider or global economic slowdown occurs, we may fall short of our revenue expectations for any given period. These conditions would negatively affect our business and results of operations. In addition, weakness in the technology market could negatively affect the cash flow of our customers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure which could harm our financial condition.

In addition, political conditions, terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to our business, employees, supplies, distributors and resellers, and customers which could have a material adverse effect on our operations and financial results.

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

The market price and trading volume of our stock fluctuates substantially and may continue to do so.

The stock market has experienced large price and volume fluctuations that have affected the market price of many technology companies that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price and trading volume of our common stock in the future. The market price and trading volume of our common stock may fluctuate significantly in response to a number of factors, including:

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

We carry out a significant portion of our operations in Canada. Although virtually all our revenues and costs of revenues are denominated in U.S. dollars, a substantial portion of our operating expenses are denominated in Canadian dollars. Accordingly, our operating results are affected by changes in the exchange rate between the Canadian and U.S. dollars. Any future strengthening of the Canadian dollar against the US dollar could negatively impact our operating results by increasing our operating expenses in U.S. dollars. We do not presently engage in any hedging or other transactions intended to manage the risks relating to foreign currency exchange rate fluctuations, other than natural hedges that occur as a result of holding both Canadian dollar denominated assets and Canadian dollar denominated liabilities. We may in the future undertake hedging or other such transactions if management determines that it is necessary to offset exchange rate risks. Based on our overall currency rate exposure at September 30, 2001 a near-term 10% appreciation or depreciation would not have a material effect on our operating results or financial condition.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual General Meeting of Shareholders held on September 20, 2001, the following proposals were considered by shareholders:

1. A resolution electing Jeffrey Diamond, George A. Duguay and Alexander S. Lushtak as directors of the Company, as described in the information circular accompanying the proxy.

2. A resolution appointing KPMG LLP as auditors for the year ending March 31, 2002.

The following table shows the results of the votes for each proposal.

     Proposal                                             Withheld or
      Number              For             Against          Abstained
----------------------------------------------------------------------
         1            16,434,089                -           334,342
         2            16,506,607          261,824                 -

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          2.1* Agreement and Plan of Merger and Reorganization, dated as of September 27, 2001, by and between Genesis Microchip Incorporated, a Nova Scotia corporation, and Sage, Inc., a Delaware corporation.

         *Incorporated by reference to the Report on 8-K filed by the Company on September 28, 2001.


(b)      Reports on Form 8-K

         A Report on Form 8-K was filed on September 28, 2001, with respect to a proposed acquisition by the Company of Sage, Inc., and the Company's related change of its legal domicile from Nova Scotia to Delaware.


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


                                            GENESIS MICROCHIP INCORPORATED


                                            By:  /s/ I. ERIC ERDMAN
                                            ------------------------------------
                                            I. Eric Erdman
                                            Chief Financial Officer & Secretary

                                            (Authorized Officer &
                                            Principal Financial Officer)
Date:  October 22, 2001