Form 10-K/A
period 2001-03-31
GENESIS MICROCHIP INC
filed 2001-12-03
CIK 1053782

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


Revenue from other markets, primarily the video and projector markets, increased to $17.7 million from 16.5 million.

We expect that our revenues will continue to grow in fiscal 2002 because the flat-panel market is expected to grow substantially in units over fiscal 2001. We anticipate that average selling prices will continue to decline but at a slower rate than the growth of the market.

Gross Profit. Gross profit for the year ended March 31, 2001 decreased to $31.2 million from $36.3 million in the year ended March 31, 2000, and compared to $23.7 million in the ten months ended March 31, 1999. This represents 49.1% of total revenues in the 2001 period, 68.1% of total revenues in the 2000 fiscal year and 62.7% of total revenues in the fiscal 1999 period. The decrease in gross profit percentage in the fiscal 2001 year was primarily attributable to costs incurred in the fourth quarter of the 2001 fiscal year. These costs, which totaled $5.5 million, included costs attributable to the write down of our prior-generation products and initial low manufacturing yield associated with the line buffer sections in one of our new products. $1.3 million of these costs related to the write down of inventory on hand at March 31, 2001. Excluding these costs, our gross margin would have been 57.7% in fiscal 2001. We expect that our gross margins in fiscal 2002 will average 46% to 47%, as a result of declining average selling prices and competition.

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

                                       GENESIS MICROCHIP INCORPORATED

Date:  November 30, 2001               By: /s/ Eric Erdman
                                           ------------------------
                                           Eric Erdman
                                           Chief Financial Officer and Secretary

This report has been signed by the following persons in the capacities and on the dates indicated as required by the Securities Exchange Act of 1934.



Name                                          Title                                         Date
----                                          -----                                         ---------------------
/s/ Alexander S. Lushtak
-------------------------------------
Alexander S. Lushtak                          Chairman                                      November 30, 2001

/s/ Amnon Fisher
-------------------------------------
Amnon Fisher                                  President and Chief Executive Officer         November 30, 2001

/s/ Eric Erdman
-------------------------------------
Eric Erdman                                   Chief Financial Officer and Secretary         November 30, 2001

/s/ James E. Donegan
-------------------------------------
James E. Donegan                              Director                                      November 30, 2001

/s/ George A. Duguay
-------------------------------------
George A. Duguay                              Director                                      November 30, 2001

/s/ Lawrence G. Finch
-------------------------------------
Lawrence G. Finch                             Director                                      November 30, 2001

/s/ Jeffrey Diamond
-------------------------------
Jeffrey Diamond                    Director                   November 30, 2001

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
------------------------------------------------------------------------------------------------

                                 EXHIBIT INDEX

Exhibit
Number         Description
-------        -----------
21*            Subsidiaries
23             Consent of KPMG, LLP dated November 30, 2001
-----------------
* Previously filed.