Form 10-Q/A
period 2001-09-30
GENESIS MICROCHIP INC
filed 2001-12-03
CIK 1053782

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                 FORM 10-Q/A

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

                                    FORM 10-Q/A

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
                                                      ==========================

The following table shows the percentage of our revenues in each period that was derived from customers who individually accounted for more than 10% of revenues in that period:

                               Three Months Ended          Six Months Ended
                            September     September      September     September
                            30, 2001      30, 2000       30, 2001      30, 2000
                         -------------------------------------------------------
Customer A                    21%             -            18%              -
Customer B                    12%             -             -               -
Customer C                    11%             -             -               -
Customer D                    10%             -            10%              -
Customer E                     -              -             -              10%

The following table shows customers accounting for more than 10% of accounts receivable trade at September 30, 2001 and March 31, 2001:

                                                       September      March 31,
                                                       30, 2001         2001
                                                      --------------------------
Customer A                                                27%              -
Customer B                                                15%             10%
Customer C                                                13%              -
Customer D                                                10%              -

4.  Inventory

Inventories consist of the following:

                                                       September      March 31,
                                                       30, 2001         2001
                                                      --------------------------
Finished goods                                          $ 6,900       $ 6,438
Work-in-process                                             292           703
Raw materials                                             2,124         5,074
                                                      --------------------------
                                                          9,316        12,215
Less: Inventory reserve                                  (1,678)       (1,710)
                                                      --------------------------
                                                        $ 7,638       $10,505
                                                      ==========================

5.  Contingent liabilities

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
                                                  ============================================================

Three months ended September 30, 2001

Revenues. Revenues for the three months ended September 30, 2001 increased to $36.1 million from $15.0 million in the three months ended September 30, 2000, an increase of 140.3%. This resulted from a 236% increase in units shipped offset in part by a 28% decline in average selling prices. This resulted from a significant increase in units shipped offset in part by a decline in average selling prices. We expect that revenues in the 2002 fiscal year will continue to be dominated by shipments of products into the flat-panel monitor market and continue to see strength in the market going forward. However, given the current uncertain economic environment, we are targeting revenue in the December quarter to be at least the same as the September quarter.

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

Six months ended September 30, 2001

Revenues. Revenues for the six months ended September 30, 2001 increased to $57.4 million from $27.9 million in the six months ended September 30, 2000, an increase of 106.2%. This resulted from a 173% increase in units shipped offset in part by a 25% decline in average selling prices.

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

Date:  November 30, 2001