Form 10-Q
period 2001-12-31
GENESIS MICROCHIP INC
filed 2002-02-07
CIK 1053782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

COMMISSION FILE NUMBER:
000-29592

GENESIS MICROCHIP INCORPORATED
(Exact name of registrant as specified in its charter)

NOVA SCOTIA, CANADA	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

165 COMMERCE VALLEY DRIVE WEST
THORNHILL, ONTARIO, CANADA	L3T 7V8
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (905)  889-5400

Former name, former address and former fiscal year if
changed since last report.

Former address: N/A

Former Fiscal Year: N/A

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 onths (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

There were 21,954,830 shares of the registrant’s common shares issued and outstanding as of December 31, 2001.

GENESIS MICROCHIP INCORPORATED
FORM 10-Q
THREE MONTHS ENDED DECEMBER 31, 2001

Index

Item Number

Page

Part I: Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets at December 31, 2001 and March 31, 2001	1
Condensed Consolidated Statements of Operations for the three and nine month periods ended December 31, 2001 and December 31, 2000	2
Condensed Consolidated Statements of Cash Flows for the nine month periods ended December 31, 2001 and December 31, 2000	3
Notes To Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Part II: Other Information
Item 1. Legal Proceedings	16
Item 2. Changes in Securities	*
Item 3. Defaults Upon Senior Securities	*
Item 4. Submission of Matters to a Vote of Security Holders	*
Item 5. Other Information	*
Item 6. Exhibits and Reports on Form 8-K	16

Signature	17

* No information has been provided because this item is not applicable

PART I:    FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

GENESIS MICROCHIP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands of U.S. dollars)

ASSETS
	December 31, 2001 (unaudited)	March 31, 2001

Current assets
Cash and cash equivalents	$84,586	$32,827
Accounts receivable trade, net of allowance for doubtful accounts of $361 at December 31 and $78 at March 31	24,133	14,412
Income taxes recoverable	809	1,029
Inventory	12,191	10,505
Investment held for resal	1,100	1,100
Other	5,940	3,964
Total current assets	128,759	63,837
Capital assets	10,465	10,406
Deferred income taxes	3,600	6,561
Other	772	642
Total assets	$143,596	$81,446

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,097	$6,851
Accrued liabilities	5,824	3,707
Current portion of loans payable	90	89
Total current liabilities	21,011	10,647
Long-term liabilities:
Loans payable	328	410
Total liabilities	21,339	11,057
Shareholders’ equity:
Special shares:
Authorized - 1,000,000,000 shares without par value
Issued and outstanding - no shares at December 31 or March 31
Common shares:
Authorized - 1,000,000,000 shares without par value
Issued and outstanding – 21,954,830 shares at December 31 and 19,559,103 shares at March 31	108,065	74,619
Additional paid in capital	1,293	1,293
Cumulative other comprehensive loss	(94)	(94)
Deferred compensation	(97)	(187)
Retained earnings (deficit)	13,090	(5,242)

Total shareholders’ equity	122,257	70,389
Total liabilities and shareholders’ equity	$143,596	$81,446

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands of U.S. dollars, except per share amounts)
(unaudited)

	Three Months Ended		Nine months ended
	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000

Revenues	$49,823	$17,304	$107,266	$45,156
Cost of revenues	27,109	7,697	58,019	17,654

Gross profit	22,714	9,607	49,247	27,502

Operating expenses:
Research and development	5,292	4,792	14,677	13,257
Selling, general and administrative	5,380	3,833	14,134	10,575

Total operating expenses	10,672	8,625	28,811	23,832

Income from operations	12,042	982	20,436	3,670
Interest income	378	642	1,131	1,895

Income before income taxes	12,420	1,624	21,567	5,565
Provision for (recovery of) income taxes	2,317	(354)	3,235	57

Net income	$10,103	$1,978	$18,332	$5,508

Earnings per share:
Basic	$0.47	$0.10	$0.89	$0.29
Diluted	$0.42	$0.10	$0.80	$0.28

Weighted average number of common shares outstanding (in thousands):
Basic	21,623	19,378	20,683	19,293
Diluted	23,798	19,860	22,817	19,869

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands of U.S. dollars)
(unaudited)

	Nine Months Ended
	December 31, 2001	December 31, 2000

Cash flows from operating activities:
Net income	$18,332	$5,508
Adjustments to reconcile net income to cash
used in operating activities:
Amortization	2,229	2,750
Loss on sale of capital assets	2	106
Stock compensation expense	90	66
Gain on sale of investment	—	(100)
Deferred income taxes	2,961	(405)
Change in operating assets and liabilities:
Accounts receivable trade	(9,721)	(5,724)
Income taxes recoverable	220	(548)
Inventory	(1,686)	(8,773)
Other current assets	(1,976)	(2,613)
Accounts payable	8,246	6,374
Accrued liabilities	2,117	(1,369)

Net cash provided by (used in) operating activities	20,814	(4,728)
Cash flows from investing activities:
Additions to capital assets	(2,390)	(1,161)
Proceeds on disposal of capital assets	147	—
Other, net	(174)	80

Cash used in investing activities	(2,417)	(1,081)
Cash flows from financing activities:
Proceeds from issue of common shares, net of
issue costs	33,446	1,704
Repayment of loans payable	(93)	(90)

Net cash from financing activities	33,353	1,614
Effect of currency translation on cash balances	9	(14)

Increase (decrease) in cash and cash equivalents	51,759	(4,209)
Cash and cash equivalents, beginning of period	32,827	42,942

Cash and cash equivalents, end of period	$84,586	$38,733

See accompanying notes to condensed consolidated financial statements.

GENESIS MICROCHIP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles and according to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Consequently, they do not include all of the information and footnotes required by United States generally accepted accounting principles for a complete set of annual financial statements. These condensed financial statements should be read in conjunction with our financial statements and notes thereto for the year ended March 31, 2001 that are included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We believe that the accompanying financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, that are necessary for fair presentation of the results for the interim periods presented. The results of operations for the period ended December 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Per share information calculated on this basis is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000

Numerator:
Net income	$10,103	$1,978	$18,332	$5,508

Denominator for basic earnings per share-
Weighted average common shares outstanding	21,623	19,378	20,683	19,293

Basic earnings per share	$0.47	$0.10	$0.89	$0.29

Denominator for diluted earnings per share-
Weighted average common shares outstanding	21,623	19,378	20,683	19,293
Stock options and warrants	2,175	482	2,134	576

Shares used in computing diluted earnings per share	23,798	19,860	22,817	19,869

Diluted earnings per share	$0.42	$0.10	$0.80	$0.28

3.    Segmented information

We operate and track our results in one operating segment. We design, develop and market integrated circuits that process digital video and graphic images. The target market is divided into two major categories; flat panel monitors and other.

	Three Months Ended		Nine Months Ended
	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000

Flat panel monitors	$46,432	$11,925	$96,445	$31,076
Other	3,391	5,379	10,821	14,080

	$49,823	$17,304	$107,266	$45,156

Revenues from our unaffiliated customers by geographic region were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000

United States	$1,198	$2,393	$5,140	$7,583
Asia, including Japan	48,090	12,728	100,247	33,303
Canada	326	1,794	1,028	2,506
Rest of world	209	389	851	1,764

	$49,823	$17,304	$107,266	$45,156

Net long-lived assets by country of location were as follows (in thousands):

	December 31, 2001	March 31, 2001

United States	$4,948	$4,896
Canada	6,157	6,052

	$11,105	$10,948

The long-lived assets include patents in addition to capital assets and this presentation is consistent with prior periods.

The following table shows the percentage of our revenues in each period that was derived from customers who individually accounted for more than 10% of revenues in that period:

	Three Months Ended		Nine Months Ended
	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000

Customer A	22%	11%	20%	—
Customer B	11%	—	11%	—
Customer C	10%	—	—	—

The following table shows customers accounting for more than 10% of accounts receivable trade at December 31, 2001 and March 31, 2001:

	December 31, 2001	March 31, 2001

Customer A	20%	—
Customer B	19%	—
Customer C	10%	—
Customer D	10%	10%

4. Inventory

Inventories consist of the following (in thousands):

	December 31, 2001	March 31, 2001

Finished goods	$8,704	$6,438
Work-in-process	5,810	5,777

	14,514	12,215
Less: Inventory reserve	(2,323)	(1,710)

	$12,191	$10,505

5. Contingent liabilities

On April 24, 2001, Silicon Image, Inc. filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Virginia. They simultaneously filed a complaint before the United States International Trade Commission in Washington, D.C. The complaint and suit allege that all of our products which contain digital receivers infringe on various claims of one of their patents. We believe the lawsuit and the complaint are baseless and without merit and we intend to vigorously defend our position. On December 7, 2001 Silicon Image, Inc. formally moved to withdraw its complaint before the United States International Trade Commission and have terminated these proceedings. The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with them.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains numerous statements of a forward-looking nature relating to potential future events or to our future financial performance. The forward-looking statements are the company’s targets, not predictions of actual performance and relate only to the results of Genesis Microchip and exclude those of Sage, Inc. You should consider the various factors identified under the caption “Factors that may affect future operating results” in evaluating those statements.

Our financial results will be materially affected by the acquisition of Sage, Inc. As a result, we intend to update our business outlook after the completion of that acquisition, currently scheduled for late February 2002.

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

Applications for our products include:

•	flat panel computer monitors,

•	digital CRT computer monitors,

•	consumer electronics applications, such as digital television and DVD,

•	digital projection systems, and

•	advanced image processing applications such as video editing, medical and security systems.

Results of operations

The following table shows unaudited statement of operations data for the three month and nine month periods ended periods ended December 31, 2001 and December 31, 2000, expressed as a percentage of revenues:

	Three months ended		Nine months ended

	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	54.4	44.5	54.1	39.1

Gross profit	45.6	55.5	45.9	60.9

Operating expenses:
Research and development	10.6	27.7	13.7	29.4
Selling, general and administrative	10.8	22.1	13.2	23.4

Total operating expenses	21.4	49.8	26.9	52.8

Income from operations	24.2	5.7	19.0	8.1
Interest	0.7	3.7	1.1	4.2

Income before income taxes	24.9	9.4	20.1	12.3
Provision for (recovery of) income taxes	4.7	(2.0)	3.0	0.1

Net income	20.3%	11.4%	17.1%	12.2%

Three months ended December 31, 2001

Revenues. Revenues for the three months ended December 31, 2001 increased to $49.8 million from $17.3 million in the three months ended December 31, 2000, an increase of 188%. This resulted from a 283% increase in units shipped offset in part by a 25% decline in average selling prices. We expect that that revenues will continue to be dominated by shipments of products into flat-panel monitor applications. We believe there may be seasonal impacts on the March 2002 quarter. We currently anticipate that March revenues will see modest growth sequentially over the December quarter to about $50 million.

Gross Profit. Gross profit for the three months ended December 31, 2001 increased to $22.7 million from $9.6 million in the three months ended December 31, 2000. As a percentage of revenues, gross profit represented 45.6% of revenues in the three months ended December 31, 2001, down from 55.5% of revenues in the three months ended December 31, 2000. The decrease in gross profit percentage in 2001 over 2000 was attributable primarily to a different mix of products sold, with the newer products generally having lower average gross margins, and as a result of our pricing strategy for further increasing our share of the flat panel computer monitor market. We expect gross margins for the March quarter to remain at approximately 45%.

Research and Development. Research and development expenses include costs associated with research and development personnel, development tools and prototyping costs. Research and development expenses for the three months ended December 31, 2001 increased to $5.3 million from $4.8 million in the three months ended December 31, 2000. These expenses represented 10.6% of revenues in the 2001 period and 27.7% of revenues in the 2000 period. The decrease in research and development expenses as a percentage of revenues is a result of the increase in revenues from the previous period.

We expect to continue to make substantial investments in our research and development activities and anticipate that the dollar amount of research and development expenses will continue to increase in the long term.

Selling, General and Administrative. Selling, general and administrative expenses consist of personnel and related overhead costs for selling, marketing, customer support, finance, human resources and general management functions and of commissions paid to regional sales representatives. Selling, general and administrative expenses were $5.4 million in the three months ended December 31, 2001 and $3.8 million in the three months ended December 31, 2000. These expenses represented 10.8% of revenues in the 2001 period and 22.1% of revenues in the 2000 period.

The dollar increase in 2001 from 2000 in selling, general and administrative expenses reflects increased personnel costs related to increased administrative, marketing, selling and customer support personnel, and the continued expansion of our international operations. The decrease in selling, general and administrative expenses as a percentage of revenues results from the increase in revenues from the previous period.

Total Operating Expenses. Total operating expenses for the three months ended December 31, 2001 increased to $10.7 million from $8.6 million in the three months ended December 31, 2000, for the reasons described above. We expect total operating expenses to remain similar to current levels for the remainder of the fiscal year.

Interest Income. Interest income in the three months ended December 31, 2001 was $378,000, compared with $642,000 in the three months ended December 31, 2000. The decline in interest income resulted primarily from a decline in prevailing interest rates. Future interest income will depend on the amount of funds available to invest and on future interest rates.

Provision for Income Taxes. The provision for income taxes for the three months ended December 31, 2001 is 19%.

Nine months ended December 31, 2001

Revenues. Revenues for the nine months ended December 31, 2001 increased to $107.3 million from $45.2 million in the nine months ended December 31, 2000, an increase of 137%. This resulted from a 219% increase in units shipped offset in part by a 23% decline in average selling prices.

Gross Profit. Gross profit for the nine months ended December 31, 2001 increased to $49.2 million from $27.5 million in the nine months ended December 31, 2000. As a percentage of revenues, gross profit represented 45.9% of revenues in the nine months ended December 31, 2001, down from 60.9% of revenues in the nine months ended December 31, 2000. The decrease in gross profit percentage in 2001 over 2000 was attributable primarily to a different mix of products sold, with the newer products generally having lower average gross margins, and as a result of our pricing strategy for further increasing our share of the flat panel computer monitor market.

Research and Development. Research and development expenses for the nine months ended December 31, 2001 increased to $14.7 million from $13.3 million in the nine months ended December 31, 2000. These expenses represented 13.7% of revenues in the 2001 period and 29.4% of revenues in the 2000 period. The decrease in research and development expenses as a percentage of revenues is a result of the increase in revenues from the previous period.

Selling, General and Administrative. Selling, general and administrative expenses were $14.1 million in the nine months ended December 31, 2001 and $10.6 million in the nine months ended December 31, 2000. These expenses represented 13.2% of revenues in the 2001 period and 23.4% of revenues in the 2000 period.

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

Interest Income. Interest income in the nine months ended December 31, 2001 was $1.1 million, compared with $1.9 million in the nine months ended December 31, 2000. The decline in interest income resulted primarily from a decline in prevailing interest rates.

Provision for Income Taxes. The provision for income taxes for the nine months ended December 31, 2001, is calculated based on our expected effective tax rate for the entire fiscal year.

Liquidity and capital resources

Cash and cash equivalents were $84.6 million at December 31, 2001. Net cash provided by operations for the nine months ended December 31, 2001, was $20.8 million. Prior to changes in operating assets and liabilities, cash of $23.5 million was generated for the nine months ended December 30, 2001.

Net cash used in investing activities was $2.4 million in the nine months ended December 31, 2001, primarily due to capital spending.

Net cash provided by financing activities in the nine months ended December 31, 2001 was $33.4 million. This was a result of funds received for the purchase of shares under the terms of our stock option plans, offset by our repayment of indebtedness of $0.1 million.

We have signed an agreement for the acquisition of Sage, Inc. ("Sage"). Subject to the satisfaction of the conditions set forth in that agreement, (i) we will form a new parent corporation under Delaware law, (ii) each outstanding share of our common stock will be exchanged for 1 share of common stock of the new Delaware parent, and (iii) each outstanding share of common stock of Sage will be exchanged for 0.571 share of common stock of the new Delaware parent. We expect those transactions to be effected in the fiscal quarter ending March 31, 2002. The shares issued to the former shareholders of Sage are expected to represent approximately 27% of the post-issuance shares outstanding of the new parent. In addition, we expect that we will incur costs of approximately $6.0 million to effect the foregoing transactions, as well as additional costs associated with integrating our businesses and operations with those of Sage.

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

Our ability to generate increased revenues will depend on the growth of the demand for flat panel display applications. If the flat panel display industry does not grow, demand for our products may decrease and, as a result, our revenues may suffer. This industry is at an early stage of development. Our continued growth will also depend upon demand for other display applications, including digital CRT monitors, and for other consumer electronics, such as home theater, DVD, flat screen and digital television, and HDTV. Moreover, our ability to generate increased revenues is dependent on consumer willingness to adopt flat panel displays instead of traditional CRT monitors. Presently, flat panel display technology competes directly with the dominant, industry standard CRT technology. The potential number of display applications and the timing of their development are uncertain and will depend in particular upon:

•	a significant reduction in the costs of products;
•	the availability of components such as LCDs required by such products; and
•	the emergence of competing technologies.

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

We compete with both large companies and start-up companies, including Macronix International Co., Ltd., Trumpion Microelectronics, Topro Technology Inc., SmartASIC, Philips Semiconductors, a division of Philips Electronics N.V., Pixelworks, Inc., and ST Microelectronics, N.V. Our business could be harmed by these existing competitors announcing or introducing new products. Also, we anticipate that as sales in the industry increase, our current customers may increase or initiate internal supply of their own products and competition from diversified electronic and semiconductor companies will intensify. The flat panel display product space in which we compete with many of these competitors is experiencing rapid growth. The rapid growth in display applications is likely to attract larger competitors, such as National Semiconductor Corp., Texas Instruments Inc., Analog Devices Inc. and other companies with significant patent portfolios and financial and operational resources to draw upon. We may not have adequate financial and operational resources available to compete effectively against these larger competitors. This increased competition could harm our business, by, for example, increasing pressure on our profit margins or causing us to lose customers or sales opportunities.

A large percentage of our revenues come from sales to a small number of large customers.

Our customers are large consumer electronics companies with tremendous purchasing power and our sales are derived from a limited number of customers. Sales to our five largest customers accounted for 60.1% of our revenues for the three months ended December 31, 2001. Sales to each of Samsung Electronics Co., Ltd., AOC International/Top Victory Electronics, and BENQ (formerly Acer Communications and Multimedia) accounted for greater than ten percent of our revenues for the three months ended December 31, 2001. We expect that a small number of customers will continue to account for a large amount of our revenues. All of our sales are made on the basis of purchase orders rather than long-term agreements so that any customer could cease purchasing products at any time without penalty. The decision by any large customer to decrease or cease using our products would harm our business.

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

We do not have our own fabrication facilities, assembly or testing operations. Instead, we rely on others to fabricate, assemble and test all of our products. There are many risks associated with our dependence upon outside manufacturing, including:

•	reduced control over manufacturing and delivery schedules of products;
•	potential political or environmental risks in the countries where the manufacturing facilities are located;
•	reduced control over quality assurance;
•	difficulty of management of manufacturing costs and quantities;
•	lack of control over contracts for the manufacture of our products;
•	potential lack of adequate capacity during periods of excess demand; and
•	potential unauthorized use of intellectual property.

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

All of our outside foundries and most of our third party assembly and test subcontractors are located in Taiwan, which is an area susceptible to earthquakes. In addition, some significant customers are located in Taiwan. Damage caused by earthquakes in Taiwan may result in shortages in water or electricity or transportation, which could limit the production capacity of our outside foundries and the ability of subcontractors to provide assembly and test services. Any reduction in production capacity or the ability to provide assembly and test services could cause delays or shortages in our product supply, which would harm our business. Customers located in Taiwan were responsible for 42.4% of our product revenue for the three months ended December 31, 2001. If the facilities or equipment of our customers are damaged by future earthquakes, they could reduce their purchases of our products, which would harm our business. In addition, the operations of suppliers to our outside foundries and our Taiwanese customers could be disrupted by future earthquakes, which could in turn harm our business by resulting in shortages in our product supply or reduced purchases of our products.

We do not have long-term commitments from our customers, and we allocate resources based on estimates of customer demand.

Our sales are made on the basis of purchase orders rather than long-term purchase commitments. In addition, our customers may cancel or defer purchase orders for reasons outside our control, such as supply constraints for other components incorporated into their products or errors in their forecast of demand for their products. We manufacture our products according to both our estimates of customer demand and our customers’ forecasts of their demand. This process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate customer demand or if our customers overestimate the demand for their products, we may allocate resources to manufacturing products, which we may not be able to sell. As a result, excess inventory would increase our losses. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity is unavailable, we would forego revenue opportunities, lose market share and damage our customer relationships.

Our sales cycle can result in uncertainty and delays in generating revenues.

Because our products are based on new technology and standards, a sales process, typically requiring several months, is often required before potential customers begin the technical evaluation of our products. It can take an additional several months before a customer commences volume shipments of systems that incorporate our products. However, even when a manufacturer decides to design our products into its systems, the manufacturer may never ship systems incorporating our products. Given a lengthy sales cycle, we may experience a delay between the time we increase expenditures for research and development, sales and marketing efforts and inventory and the time we generate revenues, if any, from these expenditures. As a result, our business could be harmed if a significant customer reduces or delays orders or chooses not to release products incorporating our products.

Our business will suffer if non-binding relationships with industry leaders do not produce expected results.

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

A large portion of our revenues will come from sales to customers outside of North America, particularly to equipment manufacturers located in Asia including Japan. For the three months ended December 31, 2001 sales to regions outside of North America amounted to 96.9% of our revenues. We engage extensively in the international shipment of our products to our customers, who in turn use international shipments to varying degrees to make deliveries to their customers. These sales and shipments are subject to numerous risks, including:

•	fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers;
•	difficulties in maintaining sales representatives outside of the U.S. that are knowledgeable of the display applications industry, the video processing industry and our range of products;
•	unexpected changes in regulatory requirements;
•	longer payment periods;
•	potentially adverse tax consequences;
•	difficulties related to design piracy of display and video processing technologies that may exist outside the U.S.;
•	export license requirements;
•	differing technology standards;
•	political and economic instability;
•	delays in deliveries as a result of grounding of flights; and

•	unexpected changes in diplomatic and trade relationships.

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

Our competitors may also be able to design around the licensed patents. The laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as the laws of the United States. There can be no assurance that the steps taken to protect our intellectual property rights will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior.

Others may bring infringement claims against us, which could be time-consuming and expensive to defend.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. This litigation is widespread in the high-technology industry and is particularly prevalent in the semiconductor industry, where a number of companies aggressively use their patent portfolios by bringing numerous infringement claims. In addition, in recent years, there has been an increase in the filing of so-called “nuisance suits” alleging infringement of intellectual property rights, which pressure defendants into entering settlement arrangements to quickly dispose of such suits, regardless of their merits. We may become a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property. For example, we are currently defending claims brought against us by Silicon Image, Inc.

These lawsuits could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling products or using technology that contain the allegedly infringing intellectual property;
•	attempt to obtain a license to the relevant intellectual property, which license may not be available on reasonable terms or at all; and
•	attempt to redesign those products that contain the allegedly infringing intellectual property.

If we are forced to take any of these actions, we may be unable to manufacture and sell some of our products, which could harm our business.

We may not be able to retain the key personnel we need to succeed.

Competition for qualified management, engineering and technical employees is intense, and the turnover rate may be high. As a result, employees could leave with little or no prior notice. We may not be able to retain employees, particularly in the San Francisco Bay Area of California, where demand for personnel with the engineering and technical skills we seek is extremely high and is likely to remain high. If we cannot retain key employees, our business will be harmed.

General economic conditions may reduce our revenues and harm our business.

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Because of the recent economic slowdown in the United States and in Europe, many industries are delaying or reducing technology purchases. As a result, if economic conditions in the U.S. and Europe worsen or if a wider or global economic slowdown occurs, reduced orders and shipments may cause us to fall short of our revenue expectations for any given period and may result in us carrying increased inventory. These conditions would negatively affect our business and results of operations. If our inventory builds up as a result of order postponement, we would carry excess inventory that is either unusable or that must be sold at reduced prices which will harm our revenues. In addition, weakness in the technology market could negatively affect the cash flow of our customers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure, which could harm our financial condition.

In addition, political conditions, terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to our business, employees, supplies, distributors and resellers, and customers which could have a material adverse effect on our operations and financial results.

We may make acquisitions, which involve numerous risks.

Our growth is dependent upon industry growth and our ability to enhance existing products and introduce new products on a timely basis. One of the ways we may address this need to develop new products is through acquisitions of other companies.

Acquisitions of high-technology companies are inherently risky, and no assurance can be given that future acquisitions, if any, will be successful and will not adversely affect our business, operating results or financial condition. We must also maintain our ability to manage any such growth effectively. Failure to manage growth effectively and successfully integrate acquisitions made by us could materially harm our business and operating results.

The market price and trading volume of our stock has fluctuated substantially and may continue to do so.

The stock market has experienced large price and volume fluctuations that have affected the market price of many technology companies that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price and trading volume of our common stock in the future. The market price and trading volume of our common stock may fluctuate significantly in response to a number of factors, including:

•	actual or anticipated fluctuations in our operating results;
•	changes in expectations as to our future financial performance;
•	changes in financial estimates of securities analysts;
•	changes in market valuations of other technology companies;
•	announcements by us or our competitors of significant technical innovations, design wins, contracts, standards or acquisitions;
•	the operating and stock price performance of other comparable companies; and
•	the number of our shares that are available for trading by the public and the trading volume of our shares.

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

We carry out a significant portion of our operations in Canada. Although virtually all our revenues and costs of revenues are denominated in U.S. dollars, a substantial portion of our operating expenses is denominated in Canadian dollars. Accordingly, our operating results are affected by changes in the exchange rate between the Canadian and U.S. dollars. Any future strengthening of the Canadian dollar against the US dollar could negatively impact our operating results by increasing our operating expenses in U.S. dollars. We do not presently engage in any hedging or other transactions intended to manage the risks relating to foreign currency exchange rate fluctuations, other than natural hedges that occur as a result of holding both Canadian dollar denominated assets and Canadian dollar denominated liabilities. We may in the future undertake hedging or other such transactions if management determines that it is necessary to offset exchange rate risks. Based on our overall currency rate exposure at December 31, 2001 a near-term 10% appreciation or depreciation would not have a material effect on our operating results or financial condition.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
On April 24, 2001, Silicon Image, Inc. filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Virginia. They simultaneously filed a complaint before the International Trade Commission in Washington, D.C. The complaint and suit allege that all of our products, which contain digital receivers, infringe on various claims of one of their patents. We believe the lawsuit and the complaint are baseless and without merit and we intend to vigorously defend our position. On December 7, 2001 Silicon Image, Inc. formally moved to withdraw its complaint before the United States International Trade Commission and have terminated these proceedings. The future financial impact of these claims is not yet determinable and no provision has been made in our consolidated financial statements for any future costs associated with them. We are not a party to any other material legal proceedings.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits

	Exhibit Number	Description of Agreement
	99.1	Form of Affiliate Agreement

(b)	Reports on Form 8-K

We filed no reports on Form 8-K in the three months ended December 31, 2001.

SIGNATURE

Our authorized representative has signed this report on our behalf as required by the Securities Exchange Act of 1934.

GENESIS MICROCHIP INCORPORATED

By: /s/ I. ERIC ERDMAN
I. Eric Erdman Chief Financial Officer & Secretary

(Authorized Officer & Principal Financial Officer)

Date: February 6, 2002